Form 10QSB
period 2007-08-31
MAINLAND RESOURCES INC.
filed 2007-10-16
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52782

MAINLAND RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1404-1228 West Hastings Street, Vancouver, British Columbia, Canada V6E 4S6
(Address of principal executive offices)

604.728.1514
(Issuer's telephone number)

512 EAST 57th Avenue, Vancouver, Britisl Columbia, Canada V5X 1S9
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 720,500 common shares issued and outstanding as of October 12, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended August 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Mainland Resources Inc.
(An Exploration Stage Company)

Mainland Resources Inc.
(An Exploration Stage Company)
Balance Sheet

	August 31,	February 28,
	2007	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$3,127	$14,236
Prepaid expenses	–	3,000
Total Assets	$3,127	$17,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$14,766	$–
Loan Payable (Note 2)	9,900	–
Total Liabilities	24,666	–
Going Concern Contingency (Note 1)
Stockholders’ Equity (Deficit)
Common Stock ,
10,000,000 shares authorized, $0.0001 par value
720,500 shares issued and outstanding
(February 28, 2007 -720,500 shares)	72	72
Additional Paid-in Capital	32,333	28,225
Other Accumulated Comprehensive Income	703	195
Deficit Accumulated During the Exploration Stage	(54,647)	(11,256)

Total Stockholders’ Equity (Deficit)	(21,539)	17,236
Total Liabilities and Stockholders’ Equity (Deficit)	$3,127	$17,236

The accompanying notes are an integral part of these financial statements

Mainland Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three months	Six months	May 12, 2006	May 12, 2006
	ended	ended	(Date of Inception)	(Date of Inception)
	August 31, 2007	August 31, 2007	To August 31, 2006	To August 31, 2007

Expenses

Office and general (Note 3)	$2,268	$5,908	$2,042	$12,293
Mineral property costs	–	857	4,440	5,297
Professional fees	14,999	36,626	–	37,057

Net Loss	$(17,267)	$(43,391)	$(6,482)	$(54,647)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.06)	$(0.05)

Weighted Average Number of Shares Outstanding	720,500	720,500	119,658

The accompanying notes are an integral part of these financial statements

Mainland Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months ended	May 21, 2006	May 21, 2006
	August 31,	(Date of Inception),	(Date of Inception),
	2007	To August 31, 2006	To August 31, 2007

Operating Activities
Net loss	$(43,391)	$(6,482)	$(54,647)
Non Cash items:
Mineral property costs	–	4,440	4,440
Donated services and expenses	4,108	2,007	9,901
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	3,000	–	–
Increase in accounts payable and accrued liabilities	14,766	–	14,766
Net Cash Used in Operations	(21,517)	(35)	(25,540)
Financing Activities
Common stock issued	–	172	18,064
Common stock subscribed	–	22,230	–
Proceeds on loan payable	9,900	–	9,900
Net Cash Provided by Financing Activities	9,900	22,402	27,964
Effect of exchange rate changes on cash	508	8	703
Change in Cash	(11,109)	22,375	3,127
Cash - Beginning	14,236	–	–
Cash - Ending	$3,127	$22,375	$3,127

Non-Cash Financing and Investing Activities
Issue of common stock for mineral property	$–	$4,440	$4,440

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements

Mainland Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
(Deficit)

					Deficit
				Other	accumulated
			Additional	Accumulated	during the
	Number of		paid-in	Comprehensive	exploration
	Shares	Amount	capital	Income	stage	Total

Balance – May 12, 2006 (Date of Inception)	–	$–	$–	$–	$–	$–
June 15, 2006 – Common stock issued
for cash at $0.001 per share	200,000	20	152	–	–	172
July 1, 2006 – Common stock issued for
mineral properties at $0.043 per share	103,500	10	4,430	–	–	4,440
October 6, 2006 – Common stock
issued for cash at $0.043 per share	417,000	42	17,850	–	–	17,892
Donated services and rent	–	–	5,793	–	–	5,793
Foreign currency translation adjustment	–	–	–	195	–	195
Net loss	–	–	–	–	(11,256)	(11,256)
Balance – February 28, 2007	720,500	72	28,225	195	(11,256)	17,236
Donated services and rent	–	–	4,108	–	–	4,108
Foreign currency translation adjustment	–	–	–	508	–	508
Net loss	–	–	–	–	(43,391)	(43,391)
Balance – August 31, 2007	720,500	$72	$32,333	$703	$(54,647)	$(21,539)

The accompanying notes are an integral part of these financial statements

Mainland Resources Inc.
(An Exploration Stage Company)
Notes to the unaudited financial statements

1.	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on May 12, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31 2007, the Company has accumulated losses of $54,647 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its sole director and, or, a private placement of common stock.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at February 28, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended August 31, 2007, are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

2.	Loan Payable

During the six months ended August 31, 2007, the Company arranged a short term non interest bearing loan for $9,900. This loan was provided by an arms length, existing shareholder of the Company.

3.	Related Party Transactions

During the six months ended August 31, 2007 the Company recognized $2,739 (CDN$ 3,000) ($1,338-2006) for donated services at $456 (CDN$ 500) per month, and $1,369 (CDN$ 1,500) ($669-2006) for donated rent for office premises provided by the President of the Company at $228 (CDN$ 250) per month, which has been recorded in office and general expenses.

4.	Subsequent to August 31, 2007, the Company:

Received $20,000 in share subscriptions on a private placement to raise up to $50,000 by issuing 1,000,000 shares priced at $0.05 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, and unless otherwise indicated, the terms "we", "us" and "our" refer to Mainland Resources Inc.

PLAN OF OPERATIONS

Overview

We are a start-up company and have not yet generated or realized any revenues from our business operations. The mineral properties in which we have an interest, which properties are held in trust for our company by Mr. Rahim Jivraj, pursuant to a Trust Agreement dated September 24, 2007, are in the pre-exploration stage and are not commercially viable at this time. The properties require further exploration before we are able to ascertain whether commercially viable quantities of ore exist on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these properties.

Corporate History

We were incorporated on May 12, 2006 under the laws of the State of Nevada. Our principal executive office is located at 512 East 57th Avenue, Vancouver, British Columbia, Canada V5X 1S9. The telephone number of our principal executive office is 604-719.4047. We do not have any subsidiaries, nor are we planning to acquire any subsidiaries.

Our Current Business

We are a resource company engaged in the acquisition, exploration, development and exploitation of mineral properties. Our main focus has been the identification and potential development of mineral properties that contain economically recoverable reserves, which has resulted in the acquisition of our interest in certain properties located in the Province of British Columbia, Canada.

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Southwest and Sedona mineral claims. We have enough funds to complete our phase one exploration program. We do not have enough funds to complete our phase two or phase three programs which we would plan to start in the summer of 2008 if the results of our phase one exploration program are encouraging. The following is a brief summary of our three phase exploration program:

As recommended by our consulting geologist, we have conducted the first phase of our three phase exploration program, which began in August 2007. This phase one exploration program cost approximately $9,000 and consisted of library research to acquire existing geochemical and geophysical data and aerial photo interpretation; five days of field work comprising prospecting, collecting 186 soil samples and mapping.

We will review the results of the phase one exploration program in November 2007. If we are able to identify favorable geological formations and structures with increased mineral values we will plan and conduct a Phase two program in the summer of 2008. Our consulting geologist has indicated that we should budget approximately $30,000 for our phase two program. This will include further field work to expand and enhance geological and analytical data in the most promising parts of the property.

In the case that the phase two exploration program takes place, we will review its results in September 2008. If we are able to continue to confirm increased mineral values at specific hand drilled targets we would consider phase two a success and would plan for a phase three exploration program. The phase three exploration program is expected to cost approximately $100,000 (CAD$100,000) and begin in the summer of 2009. The phase three program will comprise of detailed studies, including geophysical surveys, in order to identify the best sites for a future diamond drilling campaign. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.

As at August 31, 2007, we had a cash balance of $3,127. Our primary offering is underway and we have enough cash on hand to complete only our phase one exploration program. If the results of the phase one exploration program are encouraging, we will have to raise additional funds starting in January 2008 so that Phase two exploration could commence in July 2008.

During the next 12 months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Southwest and Sedona mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our phase two and phase three exploration programs. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our phase two and phase three exploration programs. We have not undertaken any efforts to locate a joint venture partner for phase two or Phase three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Southwest and Sedona claims to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

our ability to raise additional funding;

the market price for diamonds and copper;

the results of our proposed exploration programs on the mineral property; and

 our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $900 to prepare our quarterly financial statements and approximately $1,100 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $2,000 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $15,000 to pay for our accounting and audit requirements.

Functional Currency

Our functional currency is the Canadian dollar. We have determined this based on the following reasons:

  Our current financings are in Canadian dollars;

  We maintain our cash holdings primarily in Canadian dollars only;

  Our administrative expenses are undertaken in Canadian dollars; and

  Our mining claims are located in Canada and the exploration expenses are estimated in Canadian dollars.

Exploration Expenses – Canadian GAAP vs. US GAAP

Under generally accepted accounting principles in Canada (“Canadian GAAP”), mineral properties including exploration, development and acquisitions costs, are carried at cost and charged to operations if the properties are abandoned or impaired. Under U.S. GAAP, all expenditures relating to mineral interests prior to the completion of a definitive feasibility study, which establishes proven and probable reserves, must be expensed as incurred. Once a final feasibility study has been completed, additional costs incurred to bring a mine into production are capitalized as development costs. Our audited financial statements use U.S. GAAP.

Results of Operations

We have had no operating revenues since our inception on May 12, 2006, through to August 31, 2007. Our activities have been financed from the proceeds of share subscriptions. From our inception on May 12, 2006 to August 31, 2007 we have raised a total of $18,064 from private offerings of our common stock.

For the period ending February 28, 2007 and August 31, 2007, we incurred total expenses of $11,256 and $43,391. The increase in expenses was due to the legal and accounting costs associated with filing our company’s registration statement.

Liquidity and Capital Resources

For the period ending February 28, 2007, we had a cash balance of $14,236 as compared to $3,127 for the period ending August 31, 2007. This decrease in cash balance is due to the payment of legal and accounting expense associated with filing our company’s registration statement.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act ). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the SEC ). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

          Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

          Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

Risks associated with our business

We have no operating history on which to base an evaluation of our business and prospects.

We were incorporated on May 12, 2006 and have not yet commenced our proposed business operations or realized any revenues. As we have no operating history, we cannot evaluate our financial performance and prospects at this moment. We anticipate that we will incur increased operating costs without realizing any revenues during the period when we are exploring our properties. For the year ending February 28, 2008, we expect to spend $15,000 on the exploration of the properties in which we hold our interests and approximately $5,500 on the operation of our company. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will, in all likelihood, continue to incur operating expenses without revenues until our mining properties are fully developed and in commercial production. We had cash in the amount of $3,127 as of August 31, 2007. We estimate our average monthly operating expenses to be approximately $1,000 each month. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our mining properties or assure that viable reserves exist on the properties for extraction. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor’s report on our financial statements for the period from inception to February 28, 2007. In addition, our auditors in their audit report dated April 5, 2007, have stated that there is substantial doubt that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.

We have been unable to fund our operations with internally generated funds because our business has not generated any revenue. Without additional financing, we will need to generate funds internally to fund our operations for the twelve month period ending August 31, 2008 or we will be unable to continue our operations and business.

As of August 31, 2007, we had cash in the amount of $3,127. We currently do not have any ore reserves or any operations which generate any income or cash flow. We have not generated any revenues since our incorporation and we have required and will continue to require substantial capital to fund the exploration and development of our mining properties. We also anticipate spending at least $12,000 for the operation of our company for the 12 month period ending February 28, 2008. It is unlikely that we will generate any funds internally until we discover commercially viable quantities of ore. If we are unable to generate revenue from our business during the twelve month period ending August 31, 2008, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these actions were to become necessary, we may not be able to continue to explore our properties or operate our business and if either of those events happen, then there is a substantial risk our business would fail.

We have not generated any revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated any revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the further exploration and future development of our mining claims and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending August 31, 2008 in the approximate amount of $120,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business and explore our properties, which might result in the loss of some or all of your investment in our common stock.

Our properties are in the pre-exploration stage, are not commercially viable at this time and there is no assurance that commercially viable quantities of ore will be discovered.

Our mineral properties are in the early exploration stage and are not commercially viable at this time. Mineral exploration involves a high degree of risk. There is no assurance that commercially viable quantities of ore will be discovered. There is also no assurance that if found, commercially viable properties will be brought into commercial production. If we are not able to locate sufficient quantities of commercially viable ore and bring our properties into commercial production, we will not be able to continue operations and as a result our shareholders may lose any investment in our company.

There is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the minerals claims that we have acquired certain commercially exploitable reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. The probability of an individual prospect having reserves and being commercially profitable is remote and in all probability, the Southwest and Sedona claims do not contain any reserves and in such a case the funds we have spent or will spend on exploration of these claims will be lost.

We are subject to environmental protection legislation with which we must comply or suffer sanctions from regulatory authorities.

If the results of our geological exploration program indicate commercially exploitable reserves and we decide to pursue commercial production of our mineral claim, we may be subject to an environmental review process under environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities do not approve our mine or if the costs of compliance with government regulation adversely affect the commercial viability of the proposed mine.

There may be defects to the title of the mineral claims and as result we could lose our interest in such claims.

To the best of our knowledge, title to our properties underlying are in good standing. This should not be construed as a guarantee of title and there is no guarantee that title to such properties will not be challenged or impugned. The properties may have been acquired in error from parties who did not possess transferable title, may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects or aboriginal, indigenous peoples or native land claims. If there any defects in the title to the properties that we intend to explore, we may be unable to proceed with our development of such properties and as a result would have to cease operations or acquire interests in further properties.

If we cannot locate qualified personnel, we may have to suspend or cease operations which will result in the loss your investment.

Currently, we have one individual acting as a director and officer. This individual has no direct training or experience in metals exploration or mining and as a result, he may not be fully aware of any of the specific requirements related to working within the industry. His decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to the lack of experience of our management in this industry. As a result, we may have to suspend or cease operations which will result in the loss of your investment.

We have one individual serving as a director and officer of our company and, as a result, we may be subject to certain risks from a corporate governance perspective.

We have one individual, Rahim Jivraj, serving as a director and officer of our company. Because we do not have any independent directors, we may be subject to certain risks from a corporate governance perspective, including risks relating to the approval of related party transactions, the compensation of executive officers, the oversight of the accounting function and the segregation of duties. We presume that our sole director and officer will act in accordance with the fiduciary duties owed to our company, however, there can be no assurance that this will in fact be the case. Our sole director and officer may act in a self interested manner in relation to dealings with our company which could adversely affect our financial condition and the ability to attract new investors.

There are certain similarities and connections between our company and (i) Gulf Western Petroleum Corp., which consummated a merger and change of business approximately six months after the effectiveness of its registration statement and (ii) Arris Resources Inc., which completed a share exchange and change of business.

Gulf Western

On May 3, 2006, Gulf Western Petroleum Corp. (formerly Georgia Exploration Inc.) filed a registration statement on form SB-2 that went effective on June 30, 2006. Approximately six months after the effectiveness of Gulf Western’s form SB-2, Gulf Western consummated a merger with Wharton Resources Corp. and changed its business from that of mineral exploration to the identification, acquisition and development of oil and gas resource opportunities. In Gulf Western’s registration statement, Gulf Western described itself, as we do, as a mineral exploration company and had a business plan substantially similar to our business plan. Certain other similarities exist between our company and Gulf Western, including: (i) the location of our mineral properties, which are located in the Similkameen Mining District, near the town of Princeton, in the Province of British Columbia; (ii) our sole officer and director has, and Gulf Western’s sole officer and director had, no previous mining experience; (iii) our sole officer and director owns our mining claims, and Gulf Western’s sole officer and director owned its mining claims, in trust for our company and Gulf Western respectively; (iv) certain of the selling shareholders named in our registration statement were named as selling shareholders in Gulf Western’s registration statement; and (v) Mr. Sukvinder Puar holds 6.94% of the issued and outstanding shares of our common stock and was one of the contact persons between Gulf Western, our company and certain of the selling security holders listed in our registration statement, and Mr. Puar became the sole officer and director of Gulf Western after the original sole officer and director resigned prior to the reverse merger. Despite the apparent similarities between our company and Gulf

Western, at this time: (i) we intend to follow our proposed business plan, including the recommendations of our consulting geologist; (ii) subject to us raising the required funding, we intend to complete our three phased exploration program; and (iii) we have neither discussed nor agreed to any merger between our company and any third party. Management plans to operate our company consistent with the best interests of our company and in a way that maximizes shareholder value, however, there is no assurance that our exploration program will be successful, or that we will never change our current business.

In order to complete our three-phased exploration program, we will require approximately $136,000, as described under the section entitled “Plan of Operation” of this quarterly report. As of August 31, 2007, we had $3,127 in cash. In order to complete our exploration program, we will require, at least, an additional $132,873. We will need to raise funds through the sale of our equity securities. Any sale of equity securities will result in dilution to our shareholders. However, there is no assurance that we will be able to raise the required funds to complete our exploration program.

In addition, there is no certainty that we will be more successful in the execution of our business plan than Gulf Western. After completing the primary offering, we anticipate that we will have enough capital to complete the second phase of our three-phased exploration program. Based on the results of the second phase, we will determine if it is feasible to proceed with phase three of our exploration program. There is no certainty that we will undertake phase three of our exploration program.

If and when we complete our exploration program, it is our intention to build our company with a portfolio of resource assets and to explore resource-related opportunities that are in the best interest of and will add value to our shareholders. As with other junior resource companies, our objective will be to prove significant asset value through exploration and eventually to produce our resources or enter into a joint-venture with another resource company with greater expertise and capital than our company to produce such resources. If our company is to produce the resources, we will need to raise additional capital to complete such production. At this time, we can not estimate how much capital will be needed to produce any such resources or whether any such resources will warrant production.

Arris Resources

Arris Resources (formerly Bassett Ventures Inc.) was incorporated on September 15, 1987 under the laws of British Columbia under the name “Grand Resources Inc.” Arris Resources has undergone several changes of business, including an oil and gas business, internet gaming business and a facility management software business, with relative name changes since its incorporation. On June 2, 2003, Arris Resources sold all of its subsidiaries (then engaged in the internet gaming casino business) for $1.00. On July 6, 2003, Arris Resources acquired AssistGlobal.com Communications, Inc. through a share exchange and later changed its name. Mr. Puar, a shareholder of our company that owns more than 5% of the issued and outstanding shares of our common stock was also a shareholder and a director of Arris Resources. Mr. Puar ceased to be involved in the business and affairs of Arris Resources as of April 19, 2007, however, his previous involvement with Arris Resources may be material to persons considering an investment in our company.

Certain of our shareholders that own more than 5% of the issued and outstanding shares of our common stock were involved with a prior failed offering.

Messers. Sukvinder Puar and Rahim Jivraj hold 6.94% and 5.55% of the issued and outstanding shares our common stock. In addition, Messers. Puar and Jivraj were the contact persons between our company and certain of our shareholders. Prior to their involvement with our company, Messers. Puar and Jivraj were controlling shareholders, executive officers and directors of Bloorcom Corp. Bloorcom filed a registration statement on Form SB-2 in February 2005. In its registration statement, Bloorcom indicated that it would provide e-commerce solutions to medium sized retail businesses, which were designed to integrate with such business’s existing enterprise management software and existing customer websites. Bloorcom had minimal assets and revenues before it withdrew its registration statement in March 2006. Messers. Puar’s and Jivraj’s involvement in Bloorcom’s failed offering may be material to persons considering an investment in our company.

Risks associated with our industry

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail.

Because of the inherent dangers involved in mineral exploration and exploitation, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Exploration and exploitation activities are subject to federal, provincial, and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, provincial, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, provincial, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

We face intense competition in the mineral exploration and exploitation industry. We compete with larger companies with greater resources for financing and for qualified managerial and technical employees.

Our Southwest and Sedona claims are in the Similkameen Mining Division of British Columbia, Canada, and our competition there includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing, and recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

Other risks

Because the majority of our assets and our director/officer are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against our property and our director/officer.

The majority of our assets and all of our directors and officers are residents of Canada and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against our officers or directors or that portion of our assets located outside the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against our Canadian assets or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is also our secretary and treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of August 31, 2007, the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also our secretary and treasurer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also our secretary and treasurer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On September 24, 2007, Vijesh Harakh resigned as our president, secretary, treasurer and a director of company. On the same date we appointed Rahim Jivraj as our president, secretary, treasurer and a director of our company.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Bylaws of the Company (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2006)

3.2	Articles of Incorporation dated May 12, 2006 (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2006)

4.1	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2006)

10.1	Property Agreement, dated July 1, 2006, between Mainland Resources Inc. and Mr. Vijesh Harakh (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2006)

10.2	Trust Agreement, dated July 1, 2006, between Mainland Resources Inc. and Mr. Vijesh Harakh (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2006)

10.3	Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2006)

10.4	Form of Subscription Agreement for direct public offering (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2006)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Technical Report prepared by Erik A. Ostensoe, P.Geo., dated May 6, 2006 (incorporated by reference from our Registration Statement on Form SB-2 filed on April 11, 2006)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINLAND RESOURCES INC.

/s/ Rahim Jivraj
By: Rahim Jivraj, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: October 16, 2007