Form 10QSB
period 2007-11-30
MAINLAND RESOURCES INC.
filed 2008-01-10
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52782

MAINLAND RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1404-1228 West Hastings Street, Vancouver, British Columbia, Canada V6E 4S6
(Address of principal executive offices)

604.728.1514
(Issuer's telephone number)

512 East 57th Avenue, Vancouver, British Columbia, Canada V5X 1S9
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,120,500 common shares issued and outstanding as of December 18, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Mainland Resources Inc.
(An Exploration Stage Company)

Mainland Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	November 30,	February 28,
	2007	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$4,589	$14,236
Prepaid expenses	–	3,000
Total Assets	$4,589	$17,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$22,961	$–
Loan Payable (Note 2)	10,492	–
Total Liabilities	33,453	–
Going Concern Contingency (Note 1)
Stockholders’ Equity (Deficit)
Common Stock ,
10,000,000 shares authorized, $0.0001 par value
1,120,500 shares issued and outstanding
(February 28, 2007 -720,500 shares)	112	72
Additional Paid-in Capital	55,004	28,225
Other Accumulated Comprehensive Income (Loss)	(736)	195
Deficit Accumulated During the Exploration Stage	(83,244)	(11,256)

Total Stockholders’ Equity (Deficit)	(28,864)	17,236
Total Liabilities and Stockholders’ Equity (Deficit)	$4,589	$17,236

The accompanying notes are an integral part of these financial statements

Mainland Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three months ended November 30,	Three months ended November 30,	Nine months ended November 30,	May 12, 2006 (Date of Inception) To November 30,	May 12, 2006 (Date of Inception) To November 30,
	2007	2006	2007	2006	2007

Expenses

Office and general (Note 3)	$5,750	$2,159	$11,658	$4,201	$18,043
Mineral property costs	9,052	–	9,909	4,440	14,349
Professional fees	13,795	432	50,421	432	50,852

Net Loss	$(28,597)	$(2,591)	$(71,988)	$(9,073)	$(83,244)

Net Loss Per Share – Basic and
Diluted	$(0.03)	$(0.00)	$(0.09)	$(0.03)

Weighted Average Number of
Shares Outstanding	927,093	518,874	788,864	360,334

The accompanying notes are an integral part of these financial statements

Mainland Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

		May 12, 2006	May 12, 2006
	Nine months ended	(Date of Inception),	(Date of Inception),
	November 30,	To November 30,	To November 30,
	2007	2006	2007

Operating Activities
Net loss	$(71,988)	$(9,073)	$(83,244)
Non Cash items:
Mineral property costs	–	4,440	4,440
Donated services and expenses	6,367	4,008	12,160
Changes in operating assets and liabilities
Increase in prepaid expenses	3,000	–	–
Increase in accounts payable and accrued liabilities	22,961	424	22,961
Net Cash Used in Operations	(39,660)	(201)	(43,683)
Financing Activities
Common stock issued	20,452	18,064	38,516
Proceeds on loan payable	9,900	–	9,900
Net Cash Provided by Financing Activities	30,352	18,064	48,416
Effect of exchange rate changes on cash	(339)	375	(144)
Change in Cash	(9,647)	18,238	4,589
Cash - Beginning	14,236	–	–
Cash - Ending	$4,589	$18,238	$4,589

Non-Cash Financing and Investing Activities
Issuance of common stock for mineral property	$–	$4,440	$4,440

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements

Mainland Resources Inc.
(An Exploration Stage Company)
Notes to the unaudited financial statements

1.	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on May 12, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30 2007, the Company has accumulated losses of $83,244 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its sole director and, or, a private placement of common stock.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at February 28, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended November 30, 2007, are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

2.	Common Stock

On October 15, 2007, the Company issued 400,000 common shares for cash proceeds of $20,452 (CDN$ 20,000).

3.	Loan Payable

During the nine months ended November 30, 2007, the Company arranged a short term non-interest bearing loan for $9,900 (CDN $10,500). This loan was provided by an arms length, existing shareholder of the Company.

4.	Related Party Transactions

During the nine months ended November 30, 2007 the Company recognized $4,245 (CDN$ 4,500) (US$2,672-2006) for donated services at $472 (CDN$ 500) per month, and $2,122 (CDN$ 2,250) (US$1,336-2006) for donated rent for office premises provided by the President of the Company at $236 (CDN$ 250) per month, which has been recorded in office and general expenses.

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

Corporate History

We were incorporated on May 12, 2006 under the laws of the State of Nevada. Our principal executive office is located at 1404 - 1228 W. Hastings St., Vancouver, British Columbia, Canada V6E 4S6. The telephone number of our principal executive office is 604-728-1514. We do not have any subsidiaries, nor are we planning to acquire any subsidiaries.

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

We will review the results of the phase one exploration program in February 2008. If we are able to identify favorable geological formations and structures with increased mineral values we will plan and conduct a Phase two program in the summer of 2008. Our consulting geologist has indicated that we should budget approximately $30,000 for our phase two program. This will include further field work to expand and enhance geological and analytical data in the most promising parts of the property.

In the case that the phase two exploration program takes place, we will review its results in November 2008. If we are able to continue to confirm increased mineral values at specific hand drilled targets we would consider phase two a success and would plan for a phase three exploration program. The phase three exploration program is expected to cost approximately $100,000 (CAD$100,000) and begin in the summer of 2009. The phase three program will comprise of detailed studies, including geophysical surveys, in order to identify the best sites for a future diamond drilling campaign. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.

As at November 30, 2007, we had a cash balance of $4,589. During the next 12 months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Southwest and Sedona mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our phase two and phase three exploration programs. In the absence of such financing, our business will fail.

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

Results of Operations

We have had no operating revenues since our inception on May 12, 2006, through to November 30, 2007. Our activities have been financed from the proceeds of share subscriptions. From our inception on May 12, 2006 to November 30, 2007 we have raised a total of $38,516 from private offerings of our common stock.

For the period ending February 28, 2007 and November 30, 2007, we incurred total expenses of $11,256 and $71,988. The increase in expenses was due to the legal and accounting costs associated with filing our company’s registration statement, the close of our primary offering and filing of quarterly reports.

Liquidity and Capital Resources

For the period ending February 28, 2007, we had a cash balance of $14,236 as compared to $4,589 for the period ending November 30, 2007. This decrease in cash balance is due to the payment of legal and accounting expense associated with filing our company’s registration statement.

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

We have not generated any revenues since our incorporation and we will, in all likelihood, continue to incur operating expenses without revenues until our mining properties are fully developed and in commercial production. We had cash in the amount of $4,589 as of November 30, 2007. We estimate our average monthly operating expenses to be approximately $1,000 each month. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our mining properties or assure that viable reserves exist on the properties for extraction. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditor’s report on our financial statements for the period from inception to February 28, 2007. In addition, our auditors in their audit report dated April 5, 2007, have stated that there is substantial doubt that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.

We have been unable to fund our operations with internally generated funds because our business has not generated any revenue. Without additional financing, we will need to generate funds internally to fund our operations for the twelve month period ending November 30, 2008 or we will be unable to continue our operations and business.

As of November 30, 2007, we had cash in the amount of $4,589. We currently do not have any ore reserves or any operations which generate any income or cash flow. We have not generated any revenues since our incorporation and we have required and will continue to require substantial capital to fund the exploration and development of our mining properties. We also anticipate spending at least $12,000 for the operation of our company for the 12 month period ending November 30, 2008. It is unlikely that we will generate any funds internally until we discover commercially viable quantities of ore. If we are unable to generate revenue from our business during the twelve month period ending November 30, 2008, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these actions were to become necessary, we may not be able to continue to explore our properties or operate our business and if either of those events happen, then there is a substantial risk our business would fail.

We have not generated any revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated any revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the further exploration and future development of our mining claims and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending November 30, 2008 in the approximate amount of $120,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business and explore our properties, which might result in the loss of some or all of your investment in our common stock.

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

As of November 30, 2007, the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also our secretary and treasurer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also our secretary and treasurer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

During the period, Vijesh Harakh resigned as our president, secretary, treasurer and a director of company and we appointed Rahim Jivraj as our president, secretary, treasurer and a director of our company.

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

Dated: January 10, 2008