Form 10KSB
period 2008-02-29
MAINLAND RESOURCES INC.
filed 2008-06-10
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended February 29, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______ to _______

                          Commission File No. 000-52782

                            MAINLAND RESOURCES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)

            Nevada                                               90-0335743
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       17314 State Highway 249, Suite 306
                              Houston, Texas 77064
                    ________________________________________
                    (Address of principal executive offices)

                                 (281) 469-5990
                           ___________________________
                           (Issuer's telephone number)

Securities registered pursuant to Section         Name of each exchange on which
            12(b) of the Act:                              registered:
                  None

          Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.001
          ___________________________________________________________
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. May 19, 2008: $104,895,000.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (The outstanding shares reflect the forward splits that occurred on March 11, 2008 and May 29, 2008)

Class                                            Outstanding as of  May 29, 2008
Common Stock, $0.001                             39,615,000

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders;
(ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            MAINLAND RESOURCES, INC.

                                   Form 10-KSB



                                    Part I.

Item 1.   Description of Business                                              4

Item 2.   Description of Property                                             26

Item 3.   Legal Proceedings                                                   26

Item 4.   Submission of Matters to a Vote of Security Holders                 26

                           Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters and Small
          Business Issuer Purchases of Equity Securities                      26

Item 6.   Management's Discussion and Analysis and Plan of Operation          31

Item 7.   Financial Statements                                                38

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                54

Item 8A.  Controls and Procedures                                             54

Item 8A(T)Controls and Procedures                                             55

Item 8B.  Other Information                                                   55

                           Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange
          Act                                                                 56

Item 10.  Executive Compensation                                              59

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                         61

Item 12.  Certain Relationships and Related Transactions and Director
          Independence                                                        63

Item 13.  Exhibits                                                            63

Item 14.  Principal Accountant Fees and Services                              64

Signatures                                                                    65

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Mainland Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Mainland Resources, Inc. was incorporated under the laws of the State of Nevada on May 12, 2006 and had been engaged in the business of acquisition, exploration and development of mineral properties in the United States since its inception. As of the date of this Annual Report, our main focus is now the identification of oil and gas properties that contain economically recoverable reserves for potential development, which has resulted in the acquisition of our interest in the property discussed below. After the effective date of our registration statement filed with the Securities and Exchange Commission (August 24, 2007), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "MNLU:OB".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Mainland Resources," refers to Mainland Resources, Inc.

February 2008 Forward Stock Split

On February 25, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split of twenty for one (20:1) of our total issued and outstanding shares of common stock (the "February 2008 Forward Stock Split"). Each of our shareholders holding one share of common stock was entitled to receive an additional twenty shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the February 2008 Forward Stock Split were mailed on approximately March 15, 2008 without any action on the part of the shareholders.

The February 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the February 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment, the February 2008 Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the February 2008 Forward Stock Split was to increase the marketability of our common stock.

The February 2008 Forward Stock Split was effectuated with a record date of March 11, 2008 upon filing the appropriate documentation with NASDAQ. The February 2008 Forward Stock Split increased issued and outstanding shares of common stock from 1,120,500 to approximately 22,410,000 shares of common stock. The current authorized share capital continued to be 200,000,000 shares of common stock with a par value of $0.001 per share. See "Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities."

May 2008 Forward Stock Split

On May 12, 2008 our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split of
1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "May 2008 Forward Stock Split").

The May 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the May 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment, the May 2008 Forward Stock Split will further result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the May 2008 Forward Stock Split is to further increase the marketability of our common stock.

The May 2008 Forward Stock Split was effectuated with a record date of May 29, 2008 upon filing the appropriate documentation with NASDAQ. The May 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 26,410,000 to approximately 39,615,000 shares of common stock. The total number of shares of common stock issued and outstanding had previously been 22,410,000 since March 11, 2008 pursuant to a forward stock split effectuated pursuant to the February 2008 Forward Stock Split. We subsequently issued 4,000,000 shares in accordance with the terms and provisions of a private placement offering thus bringing the total number of issued and outstanding shares of common stock to 26,410,000 as of May 29, 2008. The current authorized share capital continued to be 200,000,000 shares of common stock with a par value of $0.001 per share. See "Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities."

Transfer Agent

Our transfer agent is Empire Stock Transfer, Inc., 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada 89074.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in East Holly Field, De Soto Parish in northwest Louisiana (the "De Soto Parish"). To date, we have acquired approximately 2,695 net acres within the De Soto Parish.

Oil and Gas Properties

The acreage and location of our oil and gas property is summarized as follows:

                                                        Net Acres
Louisiana                                                 2,695
Total:                                                    2,695

East Holly Field, De Soto Parish, Louisiana

On  February  27,  2008,  we  entered  into an  option  agreement  (the  "Option
Agreement") with Kingsley Resources, Inc., Nevada corporation ("Kingsley"), pursuant to which we acquired all the right, title and interest Kingsley has in and to certain leasehold estate (the "Leases") located in East Holly Field of the De Soto Parish. The Leases create a contiguous block of acreage on the southeast flank of the East Holly Field. The Leases were the subject of a certain purchase agreement dated December 11, 2007 and modified February 1, 2008 (collectively, the "Leasehold Purchase Agreement") between Kingsley and Permian Basin Acquisition Fund ("Permian"), pursuant to which Kingsley acquired the sub-surface rights provided for in the Leases.

In accordance with the terms and provisions of the Option Agreement: (i) Kingsley granted to us all of its right, title and interest in and to the Leases and we assumed all rights, duties and obligations of Kingsley under the Leasehold Purchase Agreement; (ii) we agreed to pay to Kingsley $100,000, which is payable as a reimbursement of a deposit paid by Kingsley to Permian under the Leasehold Purchase Agreement; and (iii) on or about March 15, 2008 or at the time we pay the $100,000 to Kingsley under the Option Agreement and such other amounts to Permian as required of Kingsley under the Leasehold Purchase Agreement, the right, title and interest of Permian and Kingsley in the Leases will be transferred and delivered to us, subject to residual royalty payment and other rights reserved under the Leasehold Purchase Agreement and the Option Agreement by Permian and Kingsley.

On March 14, 2008, we paid to Permian the aggregate amount of $587,596, which amount did not include the $100,000 required to be paid by us to Kingsley under the terms of the Option Agreement, the $100,000 was paid to Kingsley on April 2, 2008. In accordance thereof, the right, title and interest of Permian and

Kingsley in the Leases was transferred to us effective March 14, 2008 by way of assignment. As of the date of this Annual Report, we have completed the Option Agreement and the Leasehold Purchase Agreement at a total cost of $687,596 for approximately 2,551 net acres.

            Natural Gas - Louisiana

We have assembled a development block on the south side of the East Holly Field (currently includes almost six contiguous sections of mineral rights). Based on well bore petrophysical analysis, actual production tests, mud logging records and electric log analysis from wells located all around our Leases in the Cotton Valley and Hosston formations and Haynesville Shale located in northwestern Louisiana, management believes that any tests drilled on the East Holly Field should be productive. Historically, recoverable gas volumes range from 2 Bcf to a high of 32 Bcf per section. The initial wells drilled in the De Soto Parish field were all completed as Hosston gas wells. It was not until the late 1990s that operations started to test the nearby Cotton Valley. Whereas the Hosston zone is comprised of almost continuous sand packages totaling 1,500 to 2,000 feet that can be difficult to connect on a well-to-well basis, the Cotton Valley zone is comprised of three distinct sections and can be mapped individually from well to well.

Management selected acquisition of the Leases based on several large discoveries of a significant natural gas structure in the Cotton Valley and Hosston formations and the Haynesville Shale. Management is developing the initial natural gas prospect located in the East Holly Field based upon discovery of these unconventional gas structures, geoscientific, petrophysical and engineering research conducted during the past two years, and the results of three previously drilled horizontal and four vertical wells. Management selected the East Holly Field natural gas prospect based on the economics, low-risk to development and the potential for future revenues.

In addition to the Cotton Valley and Hosston formation, our geological staff believes that the East Holly Field holds significant potential for tight gas in the now emerging Haynesville Shale area. This area has been overwhelmed by major oil and gas companies, who have recently announced large discoveries in the Haynesville Shale that shares characteristics with the East Holly Field.

            Drilling Initiatives

Effective on May 1, 2008, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of a one-year master operating agreement dated May 1, 2008 (the "Operating Agreement") with OPS Group Limited, a Texas corporation ("OPS"). Pursuant to the terms and provisions of the Operating Agreement, OPS shall act as the operator for the planned drilling program on the East Holly Field leases. See " - Material Agreements."

As of the date of this Annual Report, OPS and our technical team, guided by management, will determine our drilling initiatives. These initiatives are based on project priority, leasehold requirements and availability of resources, access, costs and a number of factors that go into strategic planning. With regards to the East Holly Field, management intends to drill its initial well to a depth similar to that of other area participants in the Cotton Valley and Hosson formations and the Haynesville Shale. The technical team expects that other wells drilled in this region will be based on the detailed data gained through the initial well drilling process. See " - Proposed Future Business Operations."

Similkameen Mining Division

We previously held title to two mining claims, the Southwest and Sedona claims, located in the Similkameen Mining Division in the Province of British Columbia, Canada (the "Similkameen Mining Division"). The mining claims were without a known body of commercial ore. We intended to engage in gold and copper exploration on the Similkameen Mining Division. However, we subsequently changed our focus to oil and gas exploration and decided not to proceed with the development of these mineral properties. Thus, on April 28, 2008, we sold our interest in the two mining claims in the Similkameen Mining Division to one of our former shareholders in exchange for a settlement of a debt in the amount of $33,238 due and owing by us to the former shareholder. See "Part III. Item 12. Certain Relationships and Related Transactions and Director Independence."

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of additional oil and gas opportunities which fall within the criteria of providing a geological basis for development of drilling initiatives that can provide near term revenue potential and fast drilling capital repatriation from production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage in the oil and gas producing domains, and to implement the drilling of new wells to develop reserves and to provide revenues. We plan to build a strategic base of proven reserves and production.

Our ability to continue to complete planned exploration activities and expand land acquisitions and explore drilling opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained. The two following alternatives provide the basis for business development options:

Development of Current Lease

The requirement to raise further funding for oil and gas exploration beyond that obtained for the next six month period continues to depend on the outcome of geological and engineering testing occurring over this interval. Based upon the completion of current property evaluations on the East Holly Field, and if results provide the basis to continue development and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to further our drilling program, build production infrastructure and pipeline, and raise additional capital for further land acquisitions. This includes the following activity:

     o Site preparation for entry into current wellbores including roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, and arrange equipment required.

     o Pull old well tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water.

     o If gas content conducive to production, complete well by inserting downhole pump and rods, set pumping unit, wellhead, and gas line.

     o    Complete pipeline.

     o Create well development model and investment documents to develop wells on subject leases including funding plan.

     o    Create investor communications materials, corporate identity.

     o    Raise funding for well development.

     o Drill, complete, and produce from well drilling program and selective re-entry programs.

     o Target further leases for exploration potential and obtain further funding to acquire new development targets.

New Lease Acquisition and Development

If gas quality and quantities are not deemed sufficient from work to be conducted on our East Holly Field lease during the first six months of operation, additional land acquisitions will be assessed and obtained subject to adequate capital resources being available and further sources of debt and equity being obtained. The following outlines anticipated activities pursuant to this business option.

     o Site preparation for entry into current wellbores including roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, arrange equipment required.

     o Pull old well tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water,

     o If gas content not deemed conducive to production, target further leases for exploration potential and obtain further funding to acquire new development targets.

We will require additional funding to implement our proposed future business activities. See "Item 6. Management's Discussion and Analysis and Plan of Operation."

We do not expect to purchase any significant equipment or increase significantly the number of our employees during the next twelve months. Our current business strategy is to obtain resources under contract where possible because management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

MATERIAL AGREEMENTS

OPS Group Limited

Effective on May 1, 2008, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of the Operating Agreement with OPS. OPS provides a cost-effective outsourcing of engineering, regulatory and accounting services as an operating package. Pursuant to the terms and provisions of the Operating Agreement, OPS shall act as the operator for the planned drilling program on our East Holly Field Lease in DeSoto Parish, Louisiana.

In accordance with the further terms and provisions of the Operating  Agreement:
(i) upon written request from us for services, OPS may perform such services related to general operations, including drilling and production duties on certain oil and gas wells and hydrocarbon production facilitites (collectively, the "Oil and Gas Projects"); (ii) in the event OPS accepts such request for services to be rendered for the Oil and Gas Projects, OPS shall undertake the performance of such services until such services are 100% funded by way of advance payments by us to OPS under the Operating Agreement; (iii) OPS shall furnish authority for expenditures to us not to exceed $25,000 and we shall provide to OPS written authorization to commence purchases or operations to be performned by OPS for the Oil and Gas Projects; and (iv) we shall compensate OPS for services rendered based upon an operating overhead fee schedule. Further terms and provisions of the Operating Agreement provide for automatic renewal for consecutive one year terms after expiration of the initial one-year term.

PMB+Helin Donovan

Effective May 16, 2008, our Board of Directors authorized the engagement of PMB+Helin Donovan (""PMBHD") in accordance with the terms and provisions set forth in that certain letter agreement dated May 16, 2008 (the "Agreement"). We engaged PMBHD to render services and related reports to us in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In accordance with the terms and provisions of the Agreement, PMBHD shall perform certain services including, but not limited to, the following:: (i) conduct a full review of our management governance process; (ii) assemble a project team to conduct an evaluation of the project; (iii) document and evaluate internal control; (iv) assist management in the development of policies and procedures;
(v) document and evaluate  procedures and processes at the transactional  level;
(vi) develop independent testing procedures; and (vii) establish a remediation plan and coordinate implementation. We shall pay for such services on an hourly basis.

COMPETITION

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and/or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

GOVERNMENT REGULATION

The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

Many states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

Federal Regulation of Natural Gas

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980's, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminate or substantially reduce the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

The price, which we may receive for the sale of oil and natural gas liquids, would be affected by the cost of transporting products to markets. FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on any future operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

Environmental Matters

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL ") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as

A hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

We intend to acquire leasehold interests in properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of our properties may be operated in the future by third parties over which we have no control. Notwithstanding our lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact our business operations.

The National Environmental Policy Act ("NEPA") is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of our properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force to discontinue certain operations altogether.

Management  believes  that  we  are  in  substantial   compliance  with  current
applicable environmental laws and regulations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, to the date of our inception.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Michael J. Newport is our President and Chief Executive Officer and Robert D. Fedun is our Chief Financial Officer and Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

     We will need to raise additional financing to complete further exploration.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our oil and gas properties. Furthermore, if the cost of our planned exploration program is greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and gas properties. Further, if we are able to establish that development of our oil and gas properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our oil and gas properties into production and recover our investment.

As our oil and gas properties do not contain any reserves, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our property does not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration program that we carry out will establish reserves. Our oil and gas property is in the exploration stage as opposed to the development stage and have no known body of reserves. The known reserve at this project has not yet been determined to be economic, and may never be determined to be economic. We plan to conduct further exploration activities on our oil and gas property, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial reserves exist on our mineral property. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that our property contains commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded establishing that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our oil and gas property can be commercially developed.

    Our exploration activities on our oil and gas property may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and natural gas on our properties that can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

     o identification of potential oil and natural gas reserves based on superficial analysis;

     o    availability of government-granted exploration permits;

     o    the quality of management and geological and technical expertise; and

     o    the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract oil and gas, and to develop the drilling and processing facilities and infrastructure at any chosen site. Whether an oil and gas reserve will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the reserve; oil and natural gas prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and gas and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any oil or gas reserves in sufficient quantities on any of our property to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable reserves of oil or natural gas on our property.

     Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. Our inception was May 12, 2006 and, as a result, we have a limited operating history.

     We have a history of operating losses and there can be no assurance we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately ($156,000) from May 12, 2006 (inception) to February 29, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:
(i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our development of and participation in what could evolve into an increasing number of oil and gas prospects may require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, produce, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

     We have received a going concern opinion from our independent auditors' report accompanying our February 29, 2008 and February 28, 2007 financial statements.

The independent auditor's reports accompanying our February 29, 2008 and February 28, 2007 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

     We will require additional funding in the future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve production levels will be greatly limited. Our current development plans require us to make capital expenditures for the exploration and development of our oil and natural gas properties. Historically, we have funded our operations through the issuance of equity. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing, if utilized, could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

     As part of our growth strategy, we intend to acquire additional oil and gas properties.

As part of our growth strategy, we intend to acquire additional oil and gas production properties. Current and subsequent acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

     We are a new entrant into the oil and gas exploration and development industry without profitable operating history.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of mineral properties. Subsequently, we changed our business strategy from mineral exploration to oil and gas exploration. As a result, there is limited information regarding oil and gas property related production potential or revenue generation potential. Further, our East Holly Field lease has no probable, proved or developed producing reserves. As a result, our future revenues may be limited or non-existent.

The business of oil and gas exploration and development is subject to many risks and if oil and natural gas is found in economic production quantities, the potential profitability of future possible oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and natural gas properties if economic quantities are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

     Our drilling operations may not be successful.

We intend to test certain zones on the East Holly Field lease and if results are positive and capital is available, drill wells and begin production operations. There can be no assurance that our current well re-completion activities or future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will ever come to fruition, and if it does, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations;
(iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

     Our production initiatives may not prove successful.

The properties from which we intend to produce natural gas frequently contain water, which may hamper our ability to produce gas in commercial quantities. The amount of natural gas that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal, and the existence of any natural fractures through which the gas can flow to the well bore. However, coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. The average life of a coal bed well is only five to six years. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coal bed methane in commercial quantities.

There is no guarantee that the potential drilling locations we have or acquire in the future will ever produce natural gas or oil, which could have a material adverse effect upon our results of operations.

     Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.

We describe our East Holly Field lease in this Annual Report. Our prospect is in the stage of preliminary evaluation and assessment and we have decided to proceed with drilling on the property. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

     We may be unable to identify liabilities associated with the property or obtain protection from sellers against them.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our review of our current acquired property is inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which would have a material adverse effect upon our results of operations.

     The potential profitability of oil and gas ventures depends upon global political and market related factors beyond our control.

World prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance. The potential profitability of oil and gas properties is dependent on these and other factors beyond our control.

     Production or oil and gas resources if found are dependent on numerous operational uncertainties specific to the area of the resource that affects its profitability.

Production area specifics affect profitability. Adverse weather conditions can hinder drilling operations and ongoing production work. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production and treatments on other wells in the area can have either a positive or negative effect on our production and wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The content of hydrocarbons is subject to change over the life of producing wells. The marketability of oil and gas from any specific reserve which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines, availability of room in the pipelines to accommodate additional production, processing and production equipment operating costs and equipment efficiency, market fluctuations of prices and oil and gas marketing relationships, local and state taxes, mineral owner and other royalties, land tenure, lease bonus costs and lease damage costs, allowable production, and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

     If production results from operations, we are dependent upon transportation and storage services provided by third parties.

We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

     Our results of operations are dependent upon market prices for oil and gas, which fluctuate widely and are beyond our control.

If and when production from our East Holly Field lease is reached, our revenue, profitability, and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) domestic and foreign governmental regulations;
(iii) the price and availability of alternative fuels; (iv) technical advances affecting energy consumption; (v) proximity and capacity of oil and gas pipelines and other transportation facilities; (vi) political conditions in natural gas and oil producing regions; (vii) the domestic and foreign supply of natural gas and oil; (viii) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
(ix) the price of foreign imports; and (x) overall domestic and global economic conditions.

The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

     The oil and gas industry in which we operate involved many industry related operating and implementation risks that can cause substantial losses, including, but not limited to, unproductive wells, natural disasters, facility and equipment problems and environmental hazards.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If any of these events occur, we could incur substantial  losses as a result of:
(i) injury or loss of life; (ii) severe damage to and destruction of property, natural resources or equipment; (iii) pollution and other environmental damage;
(iv) clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of our operations; or (vii) repairs necessary to resume operations.

If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital.

     The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

     The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

     Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. We need insurance to protect our self against risks associated with the leases obtained. The leases allow for entry onto the properties for the purposes of oil and gas exploration. The insurance we require relates solely to developments on the properties for the purposes of oil and gas exploration.

When and if we are convinced that our current lease or those subsequently acquired are capable of production and sales, and we plan to drill more than one well, we intend to maintain a $2,000,000 per year limit policy on bodily injury and general liability with regard to risks incurred for the drilling of up to 25 wells. This will allow for our growth to contain non contract labor that would require us to carry such additional insurance for risks pertaining to oil and gas exploration conducted directly by us. Such a policy would include coverage for numerous locations for pollution, environmental damage, chemical spills and commercial general liability, fire, and personal injury. Such a policy will not be required until such time and date as we believe that we will begin a sustained drilling and operating program, and that at least one well has been drilled and is producing to justify and warrant further drilling and a sustained drilling and operating program.

     Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

     We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Michael J. Newport, our Chief Executive Officer, and Robert D. Fedun, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

     Our officers and directors may be subject to conflicts of interest.

Our officers and directors serve only part time and are subject to conflicts of interest. Each devotes part of his working time to other business endeavors, including consulting relationships with other entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors will be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

     Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

     Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 39,615,000 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 417,000 Pre-Forward Stock Split shares of our common stock pursuant to the Registration Statement declared effective on August 24, 2007 (12,000,000 shares post-Forward Stock Splits). As a further result of the Registration Statement, 1,000,000 pre-Forward Stock Split shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock (30,000,000 shares post-Forward Stock Splits).

As of the date of this Annual Report, there are 16,305,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See "Item 5. Market for Common Equity and Related Stockholder Matters."

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

     The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget;
(iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

     Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

     Our common stock is classified as a "penny stock" under SEC rules which limits the market for our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

     A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our principal office space located at 17314 State Highway 249, Suite 306, Houston, Texas 77064. The office space is for corporate identification, mailing, and courier purposes only and costs us approximately $1,500 monthly. The office and services related thereto may be cancelled at any time with a thirty day notice.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended February 29, 2008, no matters were submitted to our stockholders for approval.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "MNLU:OB" on approximately May 24, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

        Month Ended                      High Bid                   Low Bid

     February 29, 2008                     $1.750                    $1.690
     November 30, 2007                     $0.009                    $0.009
      August 31, 2007                      $0.009                    $0.009
       May 31, 2007                        $0.009                    $0.009

As of May 29, 2008, we had 37 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

FORWARD STOCK SPLITS

February 2008 Forward Stock Split

On February 25, 2008, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split of twenty for one (20:1) of our total issued and outstanding shares of common stock (the "February 2008 Forward Stock Split"). Each of our shareholders holding one share of common stock was entitled to receive an additional twenty shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the February 2008 Forward Stock Split were mailed on approximately March 15, 2008 without any action on the part of the shareholders.

The February 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the February 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment, the February 2008 Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the February 2008 Forward Stock Split was to increase the marketability of our common stock.

The February 2008 Forward Stock Split was effectuated with a record date of March 11, 2008 upon filing the appropriate documentation with NASDAQ. The February 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 1,120,500 to approximately 22,410,000 shares of common stock. The current authorized share capital continued to be 200,000,000 shares of common stock with a par value of $0.001 per share.

May 2008 Forward Stock Split

On April 30, 2008, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split of
1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "May 2008 Forward Stock Split").

The May 2008 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the May 2008 Forward Stock Split was in our best interests and of the shareholders. In our judgment, the May 2008 Forward Stock Split will further result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the May 2008 Forward Stock Split is to further increase the marketability of our common stock.

The May 2008 Forward Stock Split was effectuated with a record date of May 29, 2008 upon filing the appropriate documentation with NASDAQ. The May 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 26,410,000 to approximately 39,615,000 shares of common stock. (The total number of shares of common stock issued and outstanding had previously been 22,410,000 since March 11, 2008 pursuant to a forward stock split effectuated pursuant to the February 2008 Forward Stock Split). We subsequently issued 4,000,000 shares in accordance with the terms and provisions of a private placement offering thus bringing the total number of issued and outstanding shares of common stock to 26,410,000 as of May 29, 2008. The current authorized share capital continued to be 200,000,000 shares of common stock with a par value of $0.001 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Mainland Resources Inc. 2008 Stock Option Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:



                                 Number of Securities to be                                     Number of Securities
                                  Issued Upon Exercise of      Weighted-Average Exercise      Remaining Available for
                                    Outstanding Options,          Price of Outstanding         Future Issuance Under
                                    Warrants and Rights       Options, Warrants and Rights   Equity Compensation Plans
        Plan Category                       (a)                           (b)                  (excluding column (a))
______________________________________________________________________________________________________________________

Equity Compensation Plans
Approved by Security Holders                     -0-                       -0-                               -0-

Equity Compensation Plans Not
Approved by Security Holders

2008 Stock Option Plan                    2,100,000                        $1.17                      1,200,000



2008 Stock Option Plan

On April 7, 2008, our Board of Directors authorized and approved the adoption of the 2008 Plan effective April 7, 2008, under which an aggregate of 3,300,000 of our shares may be issued.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2008 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2008 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 3,300,00 shares as at the date of adoption by the Board of Directors of the 2008 Plan (as increased in accordance with the May 2008 Forward Stock Split). At the time a Stock Option is granted under the 2008 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the 2008 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness may be subject to such conditions, restrictions and contingencies as may be determined.

Incentive Stock Options

The 2008 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this Annual Report, no Stock Options have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended February 29, 2008, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

October 2007 Issuance

Effective on October 15, 2007, we completed a private placement offering (the "2007 Private Placement") with certain United States and non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the 2007 Private Placement, we issued to the Investors an aggregate of pre-Forward Stock Split (February 2008), 400,000 shares of common stock for aggregate proceeds of $20,452 (12,000,000 post-Forward Stock Split, February and May 2008).

The shares of common stock under the 2007 Private Placement were sold to the Investors in reliance on Regulation S promulgated under the United States
Securities Act of 1933, as amended (the "Securities Act"). The 2007 Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the common stock was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

May 2008 Private Placement Offering

Effective on May 7, 2008, we completed a private placement offering (the "2008 Private Placement") with certain non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the 2008 Private Placement, we issued to the Investors an aggregate of pre-Forward Stock Split (May 2008) 4,000,000 units at a per unit price of $1.00 (the "Unit") in our capital for aggregate proceeds of $4,000,000 (of which $50,000 was settlement of debt). Each Unit was comprised of one share of restricted common stock and one full non-transferable warrant (the "Warrant"). Each Warrant is exercisable at $2.00 per share for a period of one year. See "Part III. Item 12. Certain Relationships and Related Transactions and Director Independence."

The Units under the 2008 Private Placement were sold to approximately nineteen non-United States Investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The 2008 Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (May 12, 2006) to year ended February 29, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.



RESULTS OF OPERATION

                                                                                        For the period
                              Fiscal Year                   Fiscal Year                 from inception
                                 Ended                         Ended                   (May 12, 2006) to
                           February 29, 2008             February 28, 2007             February 29, 2008

General and                     $144,523                      $ 11,256                      $155,779
Administrative
Expenses
    Office and                  $ 58,657                      $    592                      $ 59,249
    General
    Mineral Property              10,070                         4,440                        14,510
    Costs
    Professional Fees             67,169                           431                        67,600
    Management and                 8,627                         5,793                        14,420
    rent fees -
    related party
                                ________                     _________                     _________
Net Loss                       ($144,523)                    ($ 11,256)                    ($155,779)
Foreign currency                    (617)                          195                          (422)
translation adjustment
                                ________                     _________                     _________
Comprehensive Loss             ($145,140)                     ($11,061)                    ($156,201)
                               =========                     =========                     =========


We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal Year Ended February 29, 2008 Compared to Fiscal Year Ended February 28, 2007.

Our comprehensive loss for fiscal year ended February 29, 2008 was ($145,140) compared to a comprehensive loss of ($11,061) during fiscal year ended February 28, 2007 (an increase of $134,079). During fiscal years ended February 29, 2008 and 2007, we did not generate any revenue.

During fiscal year ended February 29, 2008, we incurred general and administrative expenses of $144,523 compared to $11,256 incurred during fiscal year ended February 28, 2007 (an increase of $133,267). These general and administrative expenses incurred during fiscal year ended February 29, 2008 consisted of: (i) office and general of $58,657 (2007: $592); (ii) mineral property costs of $10,070 (2007: $4,440); (iii) professional fees of $67,169 (2007: $431); and (iv) management and rent fees - related party of $8,627 (2007:
$5,793).

General and administrative expenses incurred during fiscal year ended February 29, 2008 compared to fiscal year ended February 28, 2007 increased primarily due to the increased scale and scope of business operations relating to the acquisition of our interest in the East Holly Field lease. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss during fiscal year ended February 29, 2008 was ($144,523) compared to a net loss of ($11,256) during fiscal year ended February 28, 2007. During fiscal year ended February 29, 2008, we recorded a foreign currency translation adjustment of ($617) compared to $195 during fiscal year ended February 28, 2007. Our comprehensive loss during fiscal year ended February 29, 2008 was ($145,140) or ($0.01) per share compared to a comprehensive loss of ($11,061) or ($0.00) per share during fiscal year ended February 28, 2007. The weighted average number of shares outstanding was 26,106,803 for fiscal year ended February 29, 2008 (as increased in accordance with the February and May 2008 Forward Stock Split) compared to 12,180,570 for fiscal year ended February 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended February 29, 2008

As at fiscal year ended February 29, 2008, our current assets were $19,495 and our current liabilities were $127,496, which resulted in a working capital deficiency of ($108,001). As at fiscal year ended February 29, 2008, current assets were comprised of $19,495 in cash. At the fiscal year ended February 28, 2007, current liabilities were comprised of (i) $Nil in accounts payable and accrued liabilities (ii) $Nil due to related parties and (iii) $Nil in related party advance" since there were no liabilities at February 28, 2007.

As at fiscal year ended February 29, 2008, our total assets were $28,671 comprised of: (i) $19,495 in current assets; and (ii) $9,176 in unproven oil and gas properties. The increase in total assets during fiscal year ended February 29, 2008 from fiscal year ended February 28, 2007 was primarily due to the purchase of the unproved oil and gas properties.

As at fiscal year ended February 29, 2008, our total liabilities were $127,496 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended February 29, 2008 from fiscal year ended February 28, 2007 was primarily due to the increase in accounts payable and accrued liabilities and related party advance. See " - Material Commitments."

Stockholders' equity (deficit) decreased from $17,236 for fiscal year ended February 28, 2007 to ($98,825) for fiscal year ended February 29, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended February 29, 2008, net cash flows used in operating activities was ($88,639) consisting primarily of a net loss of ($144,523). Net cash flows used in operating activities was adjusted by $8,627 for donated services and expenses. Net cash flows used in operating activities was further changed by $38,120 in increase of accounts payable and accrued liabilities, $6,138 due to related parties, and $3,000 in decrease in prepaid expenses and other. For fiscal year ended February 28, 2007, net cash flows used in operating activities was ($4,023) consisting primarily of a net loss of ($11,256), and adjusted by $4,440 in non-cash mineral property expenditures and $5,793 in donated services and expenses. Net cash flows used in operating activities was further changed by increase of $3,000 in prepaid expenses and other.

Cash Flows from Investing Activities

For fiscal year ended February 29, 2008, net cash flows used in investing activities was ($9,176) consisting of oil and gas property expenditures. For fiscal year ended February 28, 2007, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended February 29, 2008, net cash flows provided from financing activities was $103,691 compared to $18,064 for fiscal year ended February 28, 2007. Cash flows from financing activities for fiscal year ended February 29, 2008 consisted primarily of $83,239 in advances from related parties and $20,452 in proceeds on sale of common stock compared to $18,064 in proceeds on sale of common stock for fiscal year ended November 28, 2007.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and
(iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended February 29, 2008, we engaged in the 2007 Private Placement Offering pursuant to which we raised $20,452. Subsequent to fiscal year ended February 29, 2008, we engaged in the 2008 Private Placement Offering under Regulation S of the Securities Act pursuant to which we received gross proceeds of $4,000,000.

MATERIAL COMMITMENTS

As of the date of this Annual Report, and other than our obligations under the Operating Agreement as incurred, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' reports accompanying our February 29, 2008 and February 28, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of February 29, 2008, we have not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measure ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us is the fiscal year beginning

March 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 but do not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans "SFAS No. 158". This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has determined that the adoption of this standard did not have any impact on the Company's results of operations or financial position.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 did not have any material impact on our results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm Dated May 27, 2008.

Balance Sheets as at February 29, 2008 and February 28, 2007.

Statements of Operations For Fiscal Years Ended February 29, 2008 and February 28, 2007 and for the Period From May 12, 2006 (Inception) to February 29, 2008.

Statement of Stockholders' Equity for the Period From May 12, 2006 (Inception) to February 29, 2008.

Statements of Cash Flows for the Fiscal Years Ended February 29, 2008 and February 28, 2007 and for the Period From May 12, 2006 (Inception) to February 29, 2008.

Notes to Financial Statements.

                             MAINLAND RESOURCES INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                FEBRUARY 29, 2008

                                 (U.S. DOLLARS)



DALE MATHESON
CARR-HILTON LABONTE LLP
__________________________
DMCL CHARTERED ACCOUNTANTS


VANCOUVER        Robert J. Burkart, Inc.    James F. Carr-Hilton Ltd.   Kenneth P. Chong Inc.
                 Alvin F. Dale Ltd.         Barry S. Hartley, Inc.      Reginald J. LaBonte Ltd.
                 Robert J. Matheson, Inc.   Rakesh I. Patel Inc.

SOUTH SURREY     Michael K. Braun Inc.      Peter J. Donaldson, Inc.

PORT COQUITLAM   Wilfred A. Jacobson Inc.   Fraser G. Ross, Ltd.        Brian A. Shaw Inc.
_______________________________________________________________________________________________



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Mainland Resources Inc.

We have audited the accompanying balance sheet of Mainland Resources Inc. (an exploration stage company) as of February 28, 2007 and the statement of operations, cash flows and stockholders' equity for the period from May 12, 2006 (date of inception) through February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Mainland Resources Inc. as of February 28, 2007 and the results of its operations and its cash flows and the changes in stockholders' equity for the period from May 12, 2006 (date of inception) through February 28, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                          "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                    "DMCL" CHARTERED ACCOUNTANTS
Vancouver, Canada
April 5, 2007

VANCOUVER        Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada
                 V6E 4G1, Tel = 604 687 4747 o Fax: 604 689 2778-Main Reception

SOUTH SURREY     Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7
                 Tel: 604 531 1154 o Fax: 604 538 2613

PORT COQUITLAM   Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada
                 V3B 5V9, Tel: 604 941 8266 o Fax: 604 941 0971

                                {LOGO GOES HERE]

                        DE JOYA GRIFFITH & COMPANY, LLC
                        _______________________________
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mainland Resources, Inc
Houston, TX

We have audited the accompanying balance sheet of Mainland Resources, Inc. (An Exploration Stage Company) as of February 29, 2008, and the related statement of operations, stockholders' deficit and comprehensive loss, and cash flows from inception (May 12, 2006) through February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Mainland Resources, Inc. for the year ended February 28, 2007. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended February 28, 2007, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Mainland Resources, Inc. as of February 29, 2008, and the results of its operations and cash flows from inception (May 12, 2006) through February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, current liabilities exceed current assets, and accumulated deficit is $155,779 all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
May 27, 2008


________________________________________________________________________________
                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 588-5960 ? Facsimile (702) 588-5979


                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 (U.S. Dollars)

                                                                          February 29,       February 28,
                                                                              2008               2007
_________________________________________________________________________________________________________
                                                                           (Audited)           (Audited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                                   $  19,495           $ 14,236
   Prepaid expenses and other                                                     -              3,000
_________________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                         19,495             17,236

OIL AND GAS PROPERTIES, unproven (Note 4)                                     9,176                  -
_________________________________________________________________________________________________________

TOTAL ASSETS                                                              $  28,671           $ 17,236
=========================================================================================================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $  38,120           $      -
   Accounts payable -  related parties  (Note 7)                              6,138                  -
   Related party advance (Note 7)                                            83,239                  -
_________________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                   127,496                  -
_________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
Common stock, 200,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 33,615,000 common shares                             3,362              2,162
   (February 28, 2007 - 21,615,000)
Additional paid-in-capital                                                   54,014             26,135
Deficit accumulated during exploration stage                               (155,779)           (11,256)
_________________________________________________________________________________________________________
                                                                            (98,403)            17,041
Other comprehensive income:
   Foreign currency gain (loss)                                                (422)               195
_________________________________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (98,825)            17,236
_________________________________________________________________________________________________________

TOTAL LIABILITIES & STOCK HOLDERS' EQUITY (DEFICIT)                       $  28,671           $ 17,236
=========================================================================================================


   The accompanying notes are an integral part of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                 (U.S. Dollars)

                                                                                                  May 12, 2006
                                                           Year ended          Year ended        (inception) to
                                                          February 29,        February 28,        February 29,
                                                              2008                2007                2008
_______________________________________________________________________________________________________________
                                                            (Audited)           (Audited)           (Audited)

GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                                     $     58,657        $        592         $   59,249
   Mineral property costs                                       10,070               4,440             14,510
   Management and rent fees - related party (Note 7)             8,627               5,793             14,420
   Professional fees                                            67,169                 431             67,600
_______________________________________________________________________________________________________________

NET LOSS                                                      (144,523)            (11,256)          (155,779)
_______________________________________________________________________________________________________________

Comprehensive income (loss):
   Foreign currency translation adjustment                        (617)                195               (422)
_______________________________________________________________________________________________________________

COMPREHENSIVE LOSS                                        $   (145,140)            (11,061)        $ (156,201)
===============================================================================================================


BASIC LOSS PER COMMON SHARE                               $      (0.01)       $      (0.00)
==========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC                                    26,106,803          12,180,570
==========================================================================================


   The accompanying notes are an integral part of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

        FOR THE PERIOD FROM MAY 12, 2006 (INCEPTION) TO FEBRUARY 29, 2008
                                    (AUDITED)
                                 (U.S. Dollars)

                                                                                          Deficit
                                                     Common Stock                       accumulated        Other
                                                 _____________________    Additional      during        Accumulated
                                                 Number of                 Paid in      exploration    Comprehensive   Stockholders'
                                                  Shares       Amount      Capital         stage           Income         Equity
____________________________________________________________________________________________________________________________________

Balance, May 12, 2006                                     -    $     -     $      -     $         -       $    -        $       -

Common stock issued for cash at $0.00003
   per  share
   - June 15, 2006                                6,000,000        600         (428)              -            -              172

Commons stock  issued for mineral properties
   at $0.0014 per share - July 1, 2006            3,105,000        311        4,129               -            -            4,440

Common stock issued for cash at $0.0014
   per share
   - October 6, 2006                             12,510,000      1,251       16,641               -            -           17,892

Donated Services and rent                                 -          -        5,793               -            -            5,793

Foreign currency translation adjustment                   -          -            -               -          195              195

Net loss for the year                                     -          -            -         (11,256)           -          (11,256)
____________________________________________________________________________________________________________________________________

Balance, February 28, 2007                       21,615,000      2,162       26,135         (11,256)         195           17,236

Common stock issued for cash at $0.0017
   per share
   - October 15, 2007                            12,000,000      1,200       19,252               -            -           20,452

Donated services and rent                                 -          -        8,627               -            -            8,627

Foreign currency translation adjustment                   -          -            -               -         (617)            (617)

Net loss for the year                                     -          -            -        (144,523)           -         (144,523)
____________________________________________________________________________________________________________________________________

Balance, February 29, 2008                       33,615,000    $ 3,362     $ 54,014     $  (155,779)      $ (422)       $ (98,825)
====================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                    (AUDITED)
                                 (U.S. Dollars)

                                                                                                            May 12, 2006
                                                                              Year ended                   (inception) to
                                                                             February 29,                   February 29,
                                                                        2008               2007                 2008
_________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                            $ (144,523)        $  (11,256)          $ (155,779)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     - Non-cash mineral property expenditures                                 -              4,440                4,440
     - Donated services and expenses                                      8,627              5,793               14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Decrease (increase) in prepaid expenses and other                  3,000             (3,000)                   -
     - Increase in accounts payable - related parties                     6,138                  -                6,138
     - Increase in accounts payable and accrued liabilities              38,120                  -               38,120
_________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                   (88,639)            (4,023)             (92,662)
_________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Oil and gas property                                     (9,176)                 -               (9,176)
_________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                              (9,176)                 -              (9,176)
_________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                     20,452             18,064               38,516
    Advances from related party                                          83,239                  -               83,239
_________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                               103,691             18,064              121,755
_________________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (617)               195                 (422)
_________________________________________________________________________________________________________________________

INCREASE  IN CASH                                                         5,259             14,236               19,495

CASH, BEGINNING OF PERIOD                                                14,236                  -                    -
_________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                  $   19,495         $   14,236           $   19,495
=========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                          $        -         $        -           $        -
     Cash paid for income taxes                                      $        -         $        -           $        -
     Common stock issued for acquisition of mineral property         $        -         $    4,440           $    4,440
     Donated services and expenses                                   $    8,627         $    5,793           $   14,420


   The accompanying notes are an integral part of these financial statements.


                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Mainland Resources Inc. (the "Company") is an exploration stage company that was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3 and Note 4). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company plans to drill its first well before the end of the summer of 2008.

GOING CONCERN

The Company commenced operations on May 12, 2006 and has not realized any revenues since inception. As of February 29, 2008 the Company has an accumulated deficit of $155,779 and a working capital deficiency of $108,001. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties. Subsequent to the period, the Company has raised $4,000,000 by way of unit private placements at $0.67 per unit with each unit consisting of one common share of the Company's stock and one full warrant at $1.33 per share exercisable for a period of one year from issuance.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

ORGANIZATION

The Company was incorporated on May 12, 2006 in the State of Nevada. The Company's fiscal year end is February 29.

BASIS OF PRESENTATION

These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

FOREIGN CURRENCY TRANSLATION

As of February 29, 2008, the Company's functional currency was the Canadian dollar with the financial statements of the Company being translated to United States dollar equivalents under the current rate method in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION". Under this method, assets and liabilities are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date and average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

Subsequent to February 29, 2008, as a result of a change in the location and focus of the Company's primary business activities, the Company determined that its functional and reporting currency is the United States dollar with monetary assets and liabilities denominated in foreign currencies being translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company currently operates solely in the U.S.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

OIL AND GAS PROPERTIES (CONTINUED)

Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves, as determined by independent consultants, with oil and gas being converted to a common unit of measure based on their relative energy content.

The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in recoverable value. If a reduction in recoverable value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

The Company applies a ceiling test to capitalized costs which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the estimated future net revenues from production of proven reserves at year end at market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

MINERAL PROPERTY COSTS

The Company has been engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties, as of February 29, 2008, there has been no asset retirement obligations rendered.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are the determination of the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances and asset impairment tests.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. Dilutive earnings (loss) per share is equal to that of basic earnings
(loss) per share as the effects of stock options and warrants have been excluded as they are anti-dilutive.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 29, 2008, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123(R), "SHARE-BASED PAYMENT," which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. As at February 28, 2008, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123(R) and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________


RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to March 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of February 29, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 during the year did not have any material impact on the Company's results of operations or financial position.

NOTE 3 - MINERAL PROPERTIES
________________________________________________________________________________

SOUTHWEST AND SEDONA MINING CLAIM

The Company's two mining claims are located in the Similkameen Mining Division of British Columbia, Canada. As described in Notes 1 and 4, the Company has changed its focus to oil and gas exploration and has decided not to proceed with the development of these mineral properties.

Subsequent to the year end, on April 28, 2008, the Company sold its interest in these two mining claims to a former shareholder of the Company in exchange for the $33,239 owing by the Company to the former shareholder (refer Note 7).

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
________________________________________________________________________________


NOTE 4 - OIL AND GAS PROPERTIES
________________________________________________________________________________

EAST HOLLY PROSPECT

On February 27, 2008, Mainland Resources, Inc. entered into an option agreement (the "Option Agreement") with Kingsley Resources, Inc. ("Kingsley'), pursuant to which the Company acquired all the right, title and interest Kingsley has in and to certain leasehold estates in the state of Louisiana ("the Leases") which were the subject of a purchase agreement dated December 11, 2007, and modified February 1, 2008 (collectively, the "Leasehold Purchase Agreement") between Kingsley and Permian Basin Acquisition Fund ("Permian"), pursuant to which Kingsley had the right to acquire the sub-surface rights provided for in the Leases. In order to complete the acquisition of the Leases, the Company was required to pay $100,000 to Kingsley and assume all of Kingsley' obligations under the Leasehold Purchase Agreement. Subsequent to the year end, on March 14, 2008, the Company completed the Option agreement and the Leasehold Purchase Agreement at a total cost of $687,596 for approximately 2,551 net acres.

Also to date, the Company has leased various other properties totalling approximately 144 net acres, consisting of approximately 84 net acres leased as of February 29, 2008 and 60 net acres subsequent to the year end. These additional properties leases, within the Cotton Valley/Haynesville trend in the state of Louisiana, are for three year terms for additional consideration of $22,753, consisting of $9,176 as of February 29, 2008 and $13,577. The Company has a 100% Working Interest and a 75% N.R.I. in the leases (refer Note 9) comprising a total of 2,695 net acres.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)
________________________________________________________________________________

(a)      SHARE CAPITAL

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share.

On February 25, 2008, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 20 new shares for 1 old share and was effective March 11, 2008. On May 12, 2008, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 1.5 new shares for 1 old share and was effective March 29, 2008.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 20:1 forward stock split on March 11, 2008 and the 1.5:1 forward stock split on May 29, 2008 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

(b)      PRIVATE PLACEMENTS

On June 15, 2006, the Company issued 6,000,000 shares of common stock at $0.00003 per share for proceeds of $172.

On October 6, 2006, the Company issued 12,510,000 shares of common stock at a price of $0.0014 per share for proceeds of $17,892.

On October 15, 2007, the Company issued 12,510,000 shares of common stock at a price of $0.0014 per share for proceeds of $17,892.

Subsequent to the period, on May 1, 2008, the Company completed a private placement of 6,000,000 units at $0.67 per unit for proceeds of $4,000,000 of which $50,000 was settlement of debt. Each unit consists of one common share and one-half non-transferable share purchase warrant; one-half whole non-transferable purchase warrant exercisable at $1.33 per share for a period of one year from the date of issuance ending on May 1, 2009.

(c)      OTHER ISSUANCES

On July 1, 2006, the Company issued 3,105,000 shares of common stock at a price of $0.0014 per share on settlement of $4,440 for mineral property acquisition.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
________________________________________________________________________________


NOTE 6 - STOCK OPTION PLAN
________________________________________________________________________________

Subsequent to the year end, on April 7, 2008, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 2,200,000 options to acquire common shares with terms of up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of directors, on April 7, 2008, the Company granted 2,100,000 stock options to certain officers, directors and management of the Company at $1.17 per share for terms of ten years.

NOTE 7 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the year ended February 29, 2008, a shareholder of the Company advanced $50,000 to the Company. Subsequent to year end, the advance was converted into 50,000 private placement units of the Company at a price of $0.67 as described in Note 5 (b).

During the year ended February 29, 2008, the Company arranged a short term non interest bearing advance for $33,239 from an existing shareholder. Subsequent to the period, the Company exchanged its interest in the Southwest and Sedona mineral claims located in the province of British Columbia for the amount owing on this loan payable (refer Note 4).

During the year ended February 29, 2008, the Company recognized $8,627 for donated services related to donate rent by the Company's pervious president, which has been recorded in office and general expenses. In addition, the Company owed $6,138 in accounts payable to the current president of the company for expenses incurred on behalf of the Company (the amount was subsequently paid).

NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of February 29, 2008 and February 28, 2007, the Company had net operating loss carry forwards of approximately $136,919 and $5,463 respectively that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The applicable federal and state statutory tax rates used in determining the Company's income tax provisions deferred tax asset are as follows:

                                                       2008                 2007
________________________________________________________________________________
Federal income tax provision at statutory rate        35.0%                35.0%
States income tax provision at statutory rates,
   net of federal income tax effect                    0.0%                 0.0%
________________________________________________________________________________
Total income tax provision                            35.0%                35.0%
================================================================================

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
________________________________________________________________________________


The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

                                                        2008             2007
________________________________________________________________________________

Federal net operating loss                            $ 136,919        $  5,463
Corporate tax rate                                         35.0%           35.0%
________________________________________________________________________________

Expected tax recovery (expense)                          47,922           1,912

Less:
   Valuation allowance                                  (47,922)         (1,912)
________________________________________________________________________________

Future income tax provision                           $       -        $      -
================================================================================

The Company's deferred tax assets are as follows:

                                                        2008             2007

Deferred tax assets
   Net operating loss carry forwards                  $  47,922        $  1,912
________________________________________________________________________________

Total deferred tax assets                                47,922           1,912
Valuation allowance                                     (47,922)         (1,912)
________________________________________________________________________________

Net deferred tax assets                               $       -        $      -
================================================================================

The valuation allowance for deferred tax assets as of February 29, 2008 and February 28, 2007 was $47,922 and $1,912, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of February 29, 2008 and February 28, 2007.

NOTE 9 - SUBSEQUENT EVENTS
________________________________________________________________________________

(a) In accordance with documentation filed with the NASDAQ Stock Market, the Company effectuated (i) a forward stock split of its shares of common stock as of open of market, March 11, 2008 on a basis of twenty new common shares for every one common share and (ii) a forward stock split of its shares of common stock as of open market, May 29, 2008 on a basis of 1.5 new common shares for every one common share. The total number of shares of common stock issued and outstanding after the forward stock splits was 33,615,000.

(b) Subsequent to the year end on April 7, 2008, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 2,200,000 options to acquire common shares with terms of up to 10 years.

As approved by the Board of directors, on April 7, 2008, the Company granted 2,100,000 stock options to certain officers, directors and management of the Company at $1.17 per share for terms of ten years.

(c) Subsequent to the period on May 1, 2008, the Company completed a private placement of 6,000,000 units at $0.67 per unit for proceeds of $4,000,000 of which $50,000 was in settlement of debt. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $1.33 per share for a period of one year from the date of issuance ending on May 1, 2009.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
________________________________________________________________________________


(d) Subsequent to the year end, on April 28, 2008, the Company sold its interest in these two mining claims to a former shareholder of the Company in exchange for the $33,239 owed by the Company to the former shareholder (refer Note 3)

(e) Subsequent to the year end, on March 14, 2008, the Company completed the acquisition of East Holly from Kingsley Resources Inc., related to the Option agreement and the Leasehold Purchase Agreement at a total cost of $687,596 for approximately 2,551 net acres. (refer Note 3).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 20, 2008, we engaged De Joya Griffith & Company, LLC ("De Joya") as our principal independent registered public accounting firm. Concurrent with this appointment, we accepted the resignation of Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants ("DMCL"), effective February 20, 2008. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The report of DMCL on our financial statements for fiscal year ended February 28, 2007 (which included the balance sheet as of February 28, 2007 and the statement of operations, cash flows and stockholders' equity for the period from May 12, 2006 (inception) through February 28, 2007), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During fiscal year ended February 28, 2007, and during the subsequent period through the date of DMCL's resignation, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in its report on our audited financial statements.

We provided DMCL with a copy of a Current Report on Form 8-K and requested that DMCL furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not DMCL agrees with the statements made in the Current Report on Form 8-K with respect to DMCL and, if not, stating the aspects with which they do not agree. We received the requested letter from DMCL wherein they have confirmed their agreement to our disclosures in the Current Report with respect to DMCL. A copy of DMCL's letter was filed as an exhibit to the Current Report.

In connection with our appointment of De Joya as our principal registered accounting firm, we did not consult De Joya on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Michael J. Newport, our Chief Executive Officer ("CEO") and Robert D. Fedun, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008. Based on that evaluation, Messrs. Newport and Fedun concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Audit Committee

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2008. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 8A(T)

Not applicable.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:


Name                      Age       Position with the Company

Michael J. Newport         53       President/Chief Executive Officer and a
                                    Director

Robert D. Fedun            64       Secretary/Treasurer,  Chief Financial
                                    Officer and a Director

David Urquhart             64       Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

MICHAEL J. NEWPORT. Mr. Newport has been our President/Chief Executive Officer and a director since February 28, 2008. Mr. Newport has been actively involved in land management for nearly thirty years. He started his career with Amoco in their New Orleans office in May 1979 where he spent two years. Mr. Newport was actively involved in supervising brokers and writing all forms of land contracts for North and South Louisiana, Mississippi, Alabama and Florida. He then became a district landman for Harkins & Company in their Jackson, Mississippi office where he spent four years assembling drilling prospects and all land activities associated with operations in Mississippi, Alabama, Florida and Louisiana. The next four years were spent in Harkin's Oklahoma City office where he had the same responsibilities for Oklahoma and Arkansas as well as Mississippi, Alabama, Florida and Louisiana. Mr. Newport then joined Greenhill Petroleum in 1989 in Houston, Texas, where he was the land manager for six years in their Permian Basin Region. In addition to land management activities, Mr. Newport was responsible for acquisitions and divestitures. After leaving Greenhill, Mr. Newport has spent the last thirteen years managing brokers for West Texas, South

Texas, East Texas, Oklahoma and North Louisiana as well as performing all landman management activities for various operators actively drilling and completing wells in these areas. Mr. Newport has nearly thirty years of experience in all phases of oil and gas land management with expertise in acquisitions, operations, divestitures, agreement preparation, negotiations, CAD mapping and broker supervision.

Mr. Newport received a BBA in Finance in June of 1977, an MBA degree in August of 1978 and also completed hours for a Petroleum Land Management degree in May of 1979, all from the University of Oklahoma.

ROBERT D. FEDUN. Mr. Fedun has been our Secretary/Treasurer and Chief Financial Officer and a director since February 28, 2008. Mr. Fedun has been actively involved in the oil and gas industry for the past forty years. From 1994 to present, Mr. Fedun is the president, director and chief financial officer of Dynamic Resources Corp., a corporation organized in 1994 under the laws of the Province of Alberta, Canada, engaged in oil and gas exploration primarily in North Louisiana and Texas. Mr. Fedun is directly responsible for management of the business operations and affairs. From 1985 through 1991, Mr. Fedun was the vice president of sales, engineering and manufacturing for PAMCO (Power Application and Manufacturing Company). From 1975 to 1985, Mr. Fedun was a sales representative for Gardner Denver Corporation where he was responsible for selling oil field equipment, mainly gas compressors, high pressure plunger pumps and high volume industrial air compressors. From 1965 through 1975, Mr. Fedun worked in the oil field as an engineering technician for Pan American Peotrleum (now Amco Petroleum) and Home Oil Corporation. He was also employed by Shell Canada and Alberta Oil and Gas Conservation Board.

Mr. Fedun earned a degree in gas technology from Nothern Alberta Institute of Technology in 1965.

DAVID URQUHART, PENG. Mr. Urquhart has been a director since March 19, 2008. Mr. Urguhart has thirty-five years of operational, engineering, management and executive experience in all facets of the equipment fabrication and hydrocarbon industries. Mr. Urquhart's experience involves production operations, drilling and completion operations, exploration and exploitation operations, plant and facility design and construction, process equipment fabrication, product marketing, project economics, preparation of operating budgets and acquisitions and divestitures. Mr. Urquhart has designed and applied programmable systems technology for business analysis and reporting outcomes for IMB Systems, Microsoft Word, Microsoft Excel, Visio and Lotus Notes. He has also had extensive national and international exposure in business development, facility construction and project management, including marketing and sales in Eastern Europe, the Middle East, the Orient and Africa.

From 1991 to present, Mr. Urquhart is the founder and principal of Westhampton Ltd., a company specializing in project management and market development. Mr. Urquhart provides contract operations expertise and project management services to various companies and organizations seeking to establish themselves in unfamiliar or offshore environments. These assignments often included the delivery of new technologies directed at solving modern day production and process problems. Some of the projects undertaken were delivered through contracts with Cal-Bow Industries, an offshore associate company focused primarily on the oil and gas industry markets of Russia, North Africa and the Middle East. Mr. Urquhart is also an officer and director of Morgan Creek Energy Corp., a publicly traded company.

From 2007 through 2008, Mr. Urquhart contracted with Geneva Resources, Inc. pursuant to which he was responsible for due diligence investigation on the potential associated with two large lease blocks controlled by Allied Minerals Ltd. in Plateau State, Nigeria. From 2005 through 2007, Mr. Urquhart contracted with Mart Resources, Inc. ("Mart") to provide design and procurement services for production facilities and pipelines in the three Nigerian joint venture projects being undertaken by Mart. His responsibilities also included overseeing the day-to-day operations of the company in Nigeria. He was subsequently appointed chief operating officer and elected to the board of directors of Allied Minerals Ltd. From 2003 through 2005, Mr. Urquhart contracted with KC Wellsite Services as the engineering director. He provided drilling programs, casing design, well license applications, rig selection recommendations, site construction advice, third party services selection, cement design, well log interpretation and operations management to company clients. Mr. Urquhart also developed a joint design initiative for an Internet site that would provide historical well drilling graphs and drilling program design formats to the independent oil and gas operators in Western Canada. From 2002 through 2003, Mr. Urquhart contracted with TESCO Corporation to develop a deep-well water drilling joint venture initiative for TESCO in the Sahara Desert Region of Algeria, Tunisia and Libya utilizing the company's unique casing drilling technology. During the same period, he also acted as an advisor to Mohamed Djoua, Director of Drilling for Sanatrach SpA, Algeria's national oil company, in the use of horizontal drilling techniques suited to the optimization of deep sandstone formations.

Prior to founding his own company, Mr. Urquhart served as Vice President, Energy Group for Finex Capital Corporation of Calgary, Alberta. Finex was a Calgary based merchant banking entity owned by First City Trust, and charged with the management of an extensive investment portfolio in both energy and commercial real estate assets. He also served as the senior officer in the establishment of all Finex owned and operated oil and gas service companies, as well as being responsible for providing operational management to all Finex oil and gas production related subsidiary operations.

From the 1960s until 1983, Mr. Urquhart was employed in a variety of successive senior management positions, primarily in charge of drilling and production operations for established petroleum development and production companies. The list of firms includes Petroleum Technologies of Wichita, Kansas (1983 - 1987), Hexagon Gas Limited of Calgary, Alberta (1977 - 1983) and Suncor Inc. of Calgary, Alberta (1968 - 1977).

Mr. Urguhart graduated from Dalhousie University in Haifax, Nova Scotia with a Bachelor of Science majoring in mathematics and minoring in engineering. He also earned a Bachelor of Engineering from Nova Scotia Technical College. Mr. Urguhart is affiliated with the Association of Professional Engineers, Geologists and Geophysicists of Alberta, the Canadian Institute of Mining and Metallurgy - Petroleum Society, the American Society of Petroleum Engineers, and the Association of Drilling Engineers.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended February 29, 2008 (the "Named Executive Officer"). Our current officers/directors are not included in the Summary Compensation Table since their respective appointment dates occurred simultaneous with or subsequent to fiscal year ended February 29, 2008.



SUMMARY COMPENSATION TABLE

__________________________________________________________________________________________________________________________

                                                                                  Non-Qualified
                                                                  Non-Equity        Deferred
Name and                                      Stock    Option   Incentive Plan    Compensation     All Other
Principal                   Salary    Bonus   Awards   Awards    Compensation       Earnings       Compensation     Total
Position          Year      ($) (1)    ($)     ($)      ($)          ($)               ($)         ($)             ($) (2)

Rahim Javraj,
President,
CEO and CFO     2007/2008     -0-      -0-      -0-      -0-         ---              ---             ---           -0-
__________________________________________________________________________________________________________________________


STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED FEBRUARY 29, 2008

The following table sets forth information as at February 29, 2008 relating to options that have been granted to the Named Executive Officer:



                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                 OPTION AWARDS                                                      STOCK AWARDS
                                                                                                                 Equity
                                                                                                                 Incentive
                                                                                                    Equity       Plan
                                                                                                    Incentive    Awards:
                                           Equity                                                   Plan         Market or
                                           Incentive                                                Awards:      Payout
                                           Plan                                           Market    Number of    Value of
                                           Awards:                                        Value of  Unearned     Unearned
               Number of    Number of      Number of                          Number of   Shares    Shares,      Shares,
               Securities   Securities     Securities                         Shares or   or Units  Units or     Units or
               Underlying   Underlying     Underlying                         Units of    of Stock  Other        Other
               Unexercised  Unexercised    Unexercised  Option                Stock That  That      Rights That  Rights That
               Options      Options        Unearned     Exercise  Option      Have Not    Have Not  Have Not     Have Not
               Exercisable  Unexercisable  Options      Price     Expiration  Vested      Vested    Vested       Vested
Name               (#)          (#)            (#)        ($)     Date        (#)         ($)       (#)          (#)
____________________________________________________________________________________________________________________________

Rahim Javraj
President/CEO
and CFO            -0-         -0-            -0-         -0-        n/a        -0-         -0-        -0-        -0-
____________________________________________________________________________________________________________________________



The following table sets forth information relating to compensation paid to our directors during fiscal year ended February 29, 2008:


DIRECTOR COMPENSATION TABLE
                                                                        Change in
                                                                        Pension
                                                                        Value and
               Fees                                 Non-Equity          Nonqualified
               Earned or                            Incentive           Deferred                All
               Paid in       Stock      Option      Plan                Compensation           Other
               Cash          Awards     Awards      Compensation        Earnings            Compensation        Total
Name             ($)          ($)         ($)             ($)               ($)                  ($)              ($)
_____________________________________________________________________________________________________________________

Rahim Javraj
  2007/2008      -0-          -0-          -0-          -0-                -0-                 -0-               -0-
_____________________________________________________________________________________________________________________



EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any contractual agreements with our executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 39,615,000 shares of common stock issued and outstanding.


                                                       Amount and Nature of         Percentage of Beneficial
Name and Address of Beneficial Owner(1)               Beneficial Ownership(1)               Ownership
Directors and Officers:
____________________________________________________________________________________________________________

Robert D. Fedun                                             644,995(2)                         1.63%
17314 State Highway 249
Suite 306
Houston, Texas 77064

Michael J. Newport                                          1,244,995(3)                       3.14%
17314 State Highway 249
Suite 306
Houston, Texas 77064
Parklane Investments Inc.                                    8,235,000                        20.79 %
1 Alexander Road
Kintersville, PA 18930

David Urquhart
17314 State Highway 249                                      1,650,000(4)                      4.17%
Suite 306
Houston, Texas 77064

All executive officers and directors as a group            3,539,990(5)                        8.94%
(3 persons)

*    Less than one percent.







(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 39,615,000 shares issued and outstanding. Beneficial ownership amounts reflect the forward stock splits effective February 2008 and May 2008.

(2) This figure includes: (i) 344,995 shares of common stock; and (ii) 300,000 stock options to purchase 300,000 shares of our common stock at an exercise price of $1.75 per share expiring on April 7, 2018.

(3) This figure includes: (i) 344,995 shares of common stock; and (ii) 900,000 stock options to purchase 900,000 shares of our common stock at an exercise price of $1.75 per share expiring on April 7, 2018.

(4) This figure includes: (i) 750,000 shares of common stock; and (ii) 900,000 stock options to purchase 900,000 shares of our common stock at an exercise price of $1.75 per share expiring on April 7, 2018.

(5) This figure includes: (i) 1,439,990 shares of common stock; and (ii) 2,100,000 stock options to purchase 2,100,000 shares of our common stock at an exercise price of $1.75 per share expiring on April 7, 2018.


CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
           INDEPENDENCE

During fiscal year ended February 29, 2008, one of our shareholders advanced $50,000 to us. Subsequent to February 29, 2008, we settled the amount due and owing to the shareholder pursuant to conversion into 50,000 pre-Forward Stock Split shares of our restricted common stock at $1.00 per share in accordance with the 2008 Private Placement (1,500,000 shares post-Forward Stock Splits).

During fiscal year ended February 29, 2008, we arranged for a short term non-interest bearing advance in the aggregate amount of $33,239 from one of our shareholders. Subsequent to fiscal year ended February 29, 2008, we settled the amount due and owing to the shareholder pursuant to an exchange of our interest in the Southwest and Sedona mineral claims.

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 29, 2008.


ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.            Document

3.1           Articles of Incorporation (1)

3.2           Bylaws (1)

10.1          Property Agreement between Mainland Resources
              Inc. and Vijesh Harakh dated July 1, 2006 (1)

10.2          Trust Agreement between Mainland Resources Inc.
              and Vijesh Harakh dated July 1, 2006. (1)

10.3          Option Agreement between Kingsley Resources Inc.
              And Mainland Resources Inc. dated February 27,
              2008 (2)

10.4          Master Operating Agreement between Mainland
              Resources Inc. and OPS Group Limited dated May
              1, 2008 (3)

16            Letter of Dale Matheson Carr-Hilton LaBonte LLP
              Chartered Accountants (4)

31.1          Certification of Chief Executive Officer
              Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2          Certification of Chief Financial Officer
              Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1          Certification of Chief Executive Officer and
              Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2007.

(2) Incorporated by reference from Form 8-K filed with the Commission on February 27, 2008.

(3) Incorporated by reference from Form 8-K filed with the Commission on May 1, 2008.

(4) Incorporated by reference from Form 8-K filed with the Commission on February 21, 2008.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended February 29, 2008, we incurred approximately $13,500 in fees to our principal independent accountants ($1,500 to Dale Matheson
Carr-Hilton Labonte LLP and $12,000 to De Joya Griffth) for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 29, 2008 and for the review of our financial statements for the quarters ended May 31, 2007, August 31, 2007 and November 30, 2007.

During fiscal year ended February 28, 2007, we incurred approximately $15,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 28, 2007 and for the review of our financial statements since inception of May 12, 2006.

During fiscal year ended February 29, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAINLAND RESOURCES INC.


Dated: June 3, 2008                       By: /s/ MICHAEL J. NEWPORT
                                              __________________________________
                                                  Michael J. Newport, President/
                                                  Chief Executive Officer


Dated: June 3, 2008                       By: /s/ ROBERT D. FEDUN
                                              __________________________________
                                                  Robert D. Fedun, Treasurer/
                                                  Chief Financial Officer