Form 10-Q
period 2008-05-31
MAINLAND RESOURCES INC.
filed 2008-07-21
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549
                                                 FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended May 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

                          COMMISSION FILE NO. 000-52782

                            MAINLAND RESOURCES, INC.
                            ________________________
                               (Name of small business issuer in its charter)

              NEVADA                              90-0335743
              ______                              __________
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                       17314 STATE HIGHWAY 249, SUITE 306
                              HOUSTON, TEXAS 77064
                              ____________________
                    (Address of principal executive offices)

                                 (281) 469-5990
                                 ______________
                           (Issuer's telephone number)

 Securities registered pursuant to Section       Name of each exchange on which
             12(b) of the Act:                            registered:
                    NONE
                    ____

Securities registered pursuant to Section 12(g) of the Act:
                 COMMON STOCK, $0.001
                 ____________________
                   (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                      Accelerated filer [ ]

Non-accelerated filer [ ]                        Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                            Outstanding as of  July 7, 2008
Common Stock, $0.001                             39,202,500

                            MAINLAND RESOURCES, INC.

                                    Form 10-Q

Part 1      FINANCIAL INFORMATION

Item 1      FINANCIAL STATEMENTS
               Balance Sheets                                                  2
               Statements of Operations                                        3
               Statements of Cash Flows                                        4
               Notes to Financial Statements                              5 - 11

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        21

Item 4.     Controls and Procedures                                           21

Part II.    OTHER INFORMATION

Item 1      Legal Proceedings                                                 22

Item 1A     Risk Factors                                                      22

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       22

Item 3      Defaults Upon Senior Securities                                   23

Item 4      Submission of Matters to a Vote of Security Holders               24

Item 5      Other Information                                                 24

Item 6      Exhibits                                                          26

PART I

ITEM 1. FINANCIAL STATEMENTS

                            MAINLAND RESOURCES, INC.
                         (an Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2008
                                   (Unaudited)




                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 (U.S. Dollars)


                                                                                                   May 31,        February 29,
                                                                                                      2008                2008
________________________________________________________________________________________________________________________________
                                                                                                (unaudited)           (audited)

                                     ASSETS

   CURRENT ASSETS
   Cash                                                                                       $ 2,609,833           $  19,495
________________________________________________________________________________________________________________________________

     Total current assets
                                                                                                2,609,833              19,495

   OIL AND GAS PROPERTIES, unproven (Note 4)                                                      712,099               9,176
________________________________________________________________________________________________________________________________

   TOTAL ASSETS                                                                               $ 3,321,932           $  28,671
================================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES
        Accounts payable and accrued liabilities                                              $   197,687           $  38,119
        Accounts payable -  related parties  (Note 7)                                                   -               6,138
       Related party advance (Note 7)                                                                   -              83,239
________________________________________________________________________________________________________________________________

   TOTAL CURRENT LIABILITIES                                                                      197,687             127,496
________________________________________________________________________________________________________________________________


   STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
   Common stock, 200,000,000 shares authorized with $0.0001 par value
   Issued and outstanding - 39,202,500 common shares                                                3,920               3,362
        (February 29, 2008 - 33,615,000)
   Additional paid-in-capital                                                                   6,235,456              54,014
   Deficit accumulated during exploration stage                                                (3,115,131)           (155,779)
________________________________________________________________________________________________________________________________

                                                                                                3,124,245             (98,403)
   Other comprehensive income:
       Foreign currency loss                                                                            -                (422)
________________________________________________________________________________________________________________________________

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                         3,124,245             (98,825)
________________________________________________________________________________________________________________________________

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                     $     3,321,932           $  28,671
================================================================================================================================


                   The accompanying notes are an integral part
                         of these financial statements.


                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                    May 12,
                                                                                                                     2006
                                                                                                                 (inception) to
                                                                              Three months ended May 31,            May 31,
                                                                                2008                  2007           2008
________________________________________________________________________________________________________________________________


GENERAL AND ADMINISTRATIVE EXPENSES

  Office and general                                                        $   170,744          $    3,640       $    229,993
  Mineral property costs                                                              -                 857             14,510
  Consulting fees                                                               317,780                   -            317,780
  Management and rent fees - related party (Note 7)                              15,500                   -             29,920
  Professional fees                                                              31,567              21,627             99,167
   Salary expense (Note 6)                                                    2,457,000                   -          2,457,000

NET OPERATING LOSS
                                                                             (2,992,591)            (26,124)        (3,148,370)
________________________________________________________________________________________________________________________________

OTHER INCOME
    Gain on settlement of debt                                                   33,239                   -             33,239

________________________________________________________________________________________________________________________________
NET LOSS
                                                                             (2,959,352)            (26,124)        (3,115,131)
________________________________________________________________________________________________________________________________

Comprehensive income (loss):
Foreign currency translation adjustment                                             422                   -
                                                                                                                            -
________________________________________________________________________________________________________________________________


NET LOSS AND COMPREHENSIVE LOSS                                            $ (2,958,930)       $    (26,124)      $ (3,115,131)
================================================================================================================================



BASIC LOSS PER COMMON SHARE                                                  $    (0.08)       $      (0.00)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC                                                     35,518,434          32,422,500
==============================================================================================================





                   The accompanying notes are an integral part
                         of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three months ended May 31,         May 12, 2006
                                                                                                               (inception) to
                                                                              2008               2007           May 31, 2008
________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                   $(2,959,352)         $ (26,124)      $ (3,115,131)
  Adjustments to reconcile net loss to net cash used in operating activities:
     - Non-cash mineral property expenditures (recoveries)                      (33,239)                 -            (28,799)
     - Stock-based compensation (Note 6)                                      2,457,000                             2,457,000
     - Donated services and expenses                                                  -              1,986             14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Decrease in prepaid expenses and other                                         -              3,000                  -
     - (Decrease) in accounts payable - related parties                          (6,138)                 -                  -
    - Increase in accounts payable and accrued liabilities                      159,568             13,790            197,687
________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                          (382,161)            (7,168)          (474,823)
________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in oil and gas property                                           (702,923)                 -           (712,099)
________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    (702,923)                 -           (712,099)
________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                          3,675,000                  -          3,713,516
    Advances from related party                                                       -                  -             83,239
________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     3,675,000                  -          3,796,755
________________________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             422                475                  -
________________________________________________________________________________________________________________________________

INCREASE  IN CASH                                                             2,590,338             (6,693)         2,609,833

CASH, BEGINNING OF PERIOD                                                        19,495             14,236                  -
________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                         $ 2,609,833         $    7,543        $ 2,609,833
================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                                 $         -         $        -        $         -
     Cash paid for income taxes                                             $         -         $        -        $         -
     Common stock issued for acquisition of mineral property                $         -         $        -        $     4,440
     Donated services and expenses                                          $         -         $    1,986        $    14,420





                   The accompanying notes are an integral part
                         of these financial statements.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Mainland Resources Inc. (the "Company") is an exploration stage company that was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3 and Note 4). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company plans to begin drilling its first well before the end of the summer of 2008.

GOING CONCERN
The Company commenced operations on May 12, 2006 and has not realized any revenues since inception. As of May 31, 2008, the Company has an accumulated deficit of $3,115,131. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date, the Company has funded its initial operations by way of private placements of common stock and advances from related parties. During the period, the Company commenced a private placement at $0.67 per unit with each unit consisting of one common share and one half warrant at $1.33 per share exercisable for a period of one year from issuance (refer to Note 5).

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

ORGANIZATION
The Company was incorporated on May 12, 2006 in the State of Nevada. The Company's fiscal year end is February 28.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

OIL AND GAS PROPERTIES (CONTINUED)
The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in recoverable value. If a reduction in recoverable value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of May 31, 2008, there has been no asset retirement obligations rendered.

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

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Dilutive earnings (loss) per share is equal to that of basic earnings
(loss) per share as the effects of stock options and warrants have been excluded as they are anti-dilutive.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2008, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60 ". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter fiscal of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company has determined that the adoption of SFAS No. 159 during the period did not have any material impact on the Company's results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning March 1, 2008. The Company has determined that the adoption of SFAS No. 157 during the period did not have any material impact on the Company's results of operations or financial position.

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

On April 28, 2008, the Company exchanged its interest in these two mining claims with a former shareholder of the Company in settlement of $33,239 owing by the Company to the former shareholder (refer Note 7). This amount was recorded as a mineral property recovery during the period.

NOTE 4 - OIL AND GAS PROPERTIES
________________________________________________________________________________

EAST HOLLY PROSPECT
On February 27, 2008, the Company entered into an option agreement (the "Option Agreement") with Kingsley Resources, Inc. ("Kingsley"), pursuant to which the Company acquired all the right, title and interest Kingsley has in and to certain leasehold estates in the state of Louisiana ("the Leases") which were the subject of a purchase agreement dated December 11, 2007, and modified February 1, 2008 (collectively, the "Leasehold Purchase Agreement") between Kingsley and Permian Basin Acquisition Fund ("Permian"), pursuant to which Kingsley had the right to acquire the sub-surface rights provided for in the Leases. In order to complete the acquisition of the Leases the Company was required to pay $100,000 on April 2, 2008 to Kingsley and assume all of Kingsley's obligations under the Leasehold Purchase Agreement. On March 14, 2008, the Company completed the Option agreement and the Leasehold Purchase Agreement at a total cost of $687,596, which includes the $100,000 that was paid on April 2, 2008, for approximately 2,551 net acres.

COTTON VALLEY/ HAYNESVILLE
The Company has leased various other properties totalling approximately 144 net acres, consisting of approximately 84 net acres leased as of February 29, 2008 and 60 net acres during the period. These additional property leases, within the Cotton Valley/Haynesville trend in the state of Louisiana, are for three year terms for additional consideration of $22,753. The Company has a 100% Working Interest and a 75% N.R.I. in the leases comprising a total of 2,695 net acres.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)
________________________________________________________________________________

(A)      SHARE CAPITAL
The Company's capitalization is 200,000,000 common shares with a par value of $0.0001 per share.

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

(B)      PRIVATE PLACEMENTS
On June 15, 2006, the Company issued 6,000,000 unregistered shares of common stock at $0.00003 per share for proceeds of $172.

On October 6, 2006, the Company issued 12,510,000 unregistered shares of common stock at a price of $0.0014 per share for proceeds of $17,892.

On October 15, 2007, the Company issued 12,000,000 unregistered shares of common stock at a price of $0.0017 per share for proceeds of $20,452.

During the period, the Company commenced a private placement of 6,000,000 unregistered units at $0.67 per unit for proceeds of $4,000,000. Of this amount, $3,725,000 (5,587,500 units) was completed during the period of which $50,000 was by way of a settlement of debt and the remaining $3,675,000 was received in cash. Subsequent to May 31, 2008, this private placement was completed on receipt of the final $275,000. Each unit consists of one common share and one-half non-transferable share purchase warrant; one-half whole non-transferable purchase warrant exercisable at $1.33 per share for a period of one year from the date of issuance ending on May 1, 2009.

(C)      OTHER ISSUANCES
On July 15, 2006, the Company issued 3,105,000 shares of common stock at a price of $0.0014 per share on settlement of $4,440 for mineral property acquisition.

(D)      SHARE PURCHASE WARRANTS
Details of the Company's share purchase warrants issued and outstanding as of May 31, 2008 are as follows:

Exercise price   Weighted average price  Number of warrants to   Expiry Date
                                            purchase shares
____________________________________________________________________________
      $1.33               $1.33                  3,000,000       May 1, 2009

The Company's share purchase warrants activity for the period ended May 31, 2008 is summarized as follows:


                                                     Weighted average exercise      Weighted average remaining
                                Number of Warrants        Price per share         In contractual life (in years)
_________________________________________________________________________________________________________________
Balance, February 29, 2008                  -            $               -                               -
Issued                              2,789,250                         1.33                               -
Expired                                     -                            -                               -
Exercised                                   -                            -                               -
__________________________________________________________________________________________________________________
Balance, May 31, 2008               2,789,250                     $   1.33                            0.95
==================================================================================================================

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 6 - STOCK OPTION PLAN
________________________________________________________________________________

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

As approved by the Board of Directors, on April 7, 2008, the Company granted 2,100,000 fully vested stock options to certain officers, directors and management of the Company at $1.17 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $2,457,000 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 260% and has been recorded as a stock based compensation expense in the quarter ended May 31, 2008.

The Company's stock option activity for the period ended May 31, 2008 is summarized as follows:


                                                    Weighted average exercise     Weighted average remaining
                               Number of Options         Price per share        In contractual life (in years)
_______________________________________________________________________________________________________________
Balance, February 29, 2008                 -                     $      -                              -
Issued                             2,100,000                         1.17                              -
Expired                                    -                            -                              -
Exercised                                  -                            -                              -
________________________________________________________________________________________________________________
Balance, May 31, 2008              2,100,000                     $   1.17                           9.98
================================================================================================================


NOTE 7 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the year ended February 29, 2008, a shareholder of the Company advanced $50,000 to the Company. On May 1, 2008, the advance was converted into 50,000 private placement units of the Company at a price of $0.67 as described in Note 5 (b).

During the year ended February 29, 2008, the Company arranged a short-term non-interest bearing advance for $33,239 from an existing shareholder. During first quarter of fiscal 2009, the Company exchanged its interest in the Southwest and Sedona mineral claims located in the province of British Columbia for the amount owing on this loan payable (refer Note 4).

The Company paid a total of $15,500 in management fees to officers and directors of the Company for the period ending May 31, 2008 (2007 - $1,500).

NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of May 31, 2008, the Company had net operating loss carryforwards of approximately $639,300 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 9 - SUBSEQUENT EVENTS
________________________________________________________________________________

On July 9, 2008 the Board of Directors of the Company ratified, approved and amended the Stock Option Plan for the Company increasing the allowable grant from 2,200,000 options to 3,800,000 options.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)
________________________________________________________________________________

As approved by the Board of Directors on July 9, 2008 the Company granted 750,000 stock options to an officer of the Company at $4.20 per share for a 10 year term. In addition on July 18, 2008 the Company granted 200,000 stock options to a director of the Company at $4.95 per share for a 10 year term.

On July 14, 2008 The Company entered into a binding venture agreement with Petrohawk Energy Corporation ("Petrohawk") for the joint development of the Haynesville Shale on Mainland Resources properties ("the Leases") in De Soto Parish, Louisiana.

Under the terms of the Agreement Petrohawk agrees to pay 100% of the costs of development associated with the first well drilled below the Cotton Valley Formation, including drilling, completing and fracture stimulating, as well as costs up to and including pipeline connection. Petrohawk also agrees to pay 80% of all costs of the second well drilled on the Leases below the base of the Cotton Valley and Mainland agrees to pay 20% of the costs. For the third and all subsequent wells drilled on the Leases below the base of the Cotton Valley Formation, Petrohawk will pay 60% and Mainland will pay 40%.

Mainland will transfer 60% of its De Soto Parish leases to Petrohawk at closing, but only as the Leases relate to all depths below the base of the Cotton Valley Formation, and specifically the Haynesville Shale. Petrohawk agrees to gather and market Mainland's production from above the base of the Cotton Valley Formation, pursuant to a mutually acceptable agreement.

The Agreement is subject to due diligence to be carried out by Petrohawk. The companies expect to close the transaction no later than July 31, 2008.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Mainland Resources, Inc. was incorporated under the laws of the State of Nevada on May 12, 2006 and had been engaged in the business of acquisition, exploration and development of mineral properties in the United States since its inception. Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "MNLU:OB." We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in East Holly Field, De Soto Parish in northwest Louisiana (the "De Soto Parish") as more fully described below. To date, we have acquired approximately 2,695 net acres within the De Soto Parish. We have also leased various other properties totaling approximately 144 net acres within the Cotton Valley/Haynesville trend in the State of Louisiana as more fully described below.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Mainland Resources," refers to Mainland Resources Inc.

RECENT DEVELOPMENTS

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

MAY 2008 FORWARD STOCK SPLIT

On May 12, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a forward stock split of
1.5 for one (1.5:1) of our total issued and outstanding shares of common stock (the "May 2008 Forward Stock Split").

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

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in the De Soto Parish. To date, we have acquired approximately 2,695 net acres within the De Soto Parish. We have also leased various other properties totaling approximately 144 net acres within the Cotton Valley/Haynesville trend in the State of Louisiana as more fully described below.

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

On March 14, 2008, we paid to Permian the aggregate amount of $587,596, which amount did not include the $100,000 required to be paid by us to Kingsley under the terms of the Option Agreement, the $100,000 was paid to Kingsley on April 2, 2008. In accordance thereof, the right, title and interest of Permian and Kingsley in the Leases was transferred to us effective March 14, 2008 by way of assignment. As of the date of this Quarterly Report, we have completed the Option Agreement and the Leasehold Purchase Agreement at a total cost of $687,596 for approximately 2,551 net acres.

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

As of the date of this Quarterly Report, OPS and our technical team, guided by management, will determine our drilling initiatives. These initiatives are based on project priority, leasehold requirements and availability of resources, access, costs and a number of factors that go into strategic planning. With regards to the East Holly Field, management intends to drill its initial well to a depth similar to that of other area participants in the Cotton Valley and Hosston formations and the Haynesville Shale. The technical team expects that other wells drilled in this region will be based on the detailed data gained through the initial well drilling process.

COTTON VALLEY/HAYNESVILLE

As of the date of this Quarterly Report, we have leased various other properties totaling approximately 144 net acres consisting of approximately 84 net acres leased as of February 29, 2008 and an additional 60 net acres leased during the three-month period ended May 31, 2008 for payment of additional consideration of $22,753. These additional property leases within the Cotton Valley/Haynesville trend in the State of Louisiana are for a three-year term period. We have a 100% working interest and a 75% net revenue interest in the leases.

LETTER VENTURE AGREEMENT

Effective on July 14, 2008, our Board of Directors authorized the execution of a letter venture agreement (the "Agreement") with Petrohawk Energy Corporation ("Petrohawk") relating to the joint development of acreage of our Leases in DeSoto Parish, Lousiana. In accordance with the terms and provisions of the
Agreement: (i) Petrohawk agrees to pay 100% of the costs of development associated with the first well drilled below the Cotton Valley Formation, including drilling, completing and fracture stimulating, as well as costs up to and including pipeline connection; (ii) Petrohawk agrees to pay 80% and we agree to pay 20% of all costs of the second well drilled below the base of the Cotton Valley Formantion; and (iii) Petrohawk agrees to pay 60% and we agree to pay 40% of all costs of the third well drilled below the base of the Cotton Valley Formation.

In accordance with the further terms and provisions of the Agreement, we will transfer 60% of our Leases in the DeSoto Parish to Petrohawk at closing, but only as such Leases relate to all depths below the base of the Cotton Valley Formation and specifically the Haynesville Shale. Petrohawk further agrees to gather and market our production from above the base of the Cotton Valley Formation pursuant to a mutually acceptable agreement.

The Agreement is subject to due diligence to be conducted by Petrohawk. As of the date of this Quarterly Report, we anticipate the closing of the transaction no later than July 31, 2008.

SIMILKAMEEN MINING DIVISION

We previously held title to two mining claims, the Southwest and Sedona claims, located in the Similkameen Mining Division in the Province of British Columbia, Canada (the "Similkameen Mining Division"). The mining claims were without a known body of commercial ore. We intended to engage in gold and copper exploration on the Similkameen Mining Division. However, we subsequently changed our focus to oil and gas exploration and decided not to proceed with the development of these mineral properties. Thus, on April 28, 2008, we sold our interest in the two mining claims in the Similkameen Mining Division to one of our former shareholders in exchange for settlement of a debt in the amount of $33,239 due and owing by us to the former shareholder.

RESULTS OF OPERATION

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2008 and May 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.


RESULTS OF OPERATION

                             THREE-MONTH PERIOD ENDED MAY 31,  FOR THE PERIOD FROM MAY
                                   2008 AND MAY 31, 2007       12, 2006 (INCEPTION) TO
                                                                     MAY 31, 2008
                             _________________________________________________________
                                  2008               2007
General and
administrative Expenses
    Office and general         $ 170,744           $ 3,640                  $ 229,993
    Mineral property
    costs                              -               857                     14,510
    Consulting Fees              317,780                 -                    317,780
    Management fees and           15,500                 -                     29,920
    rent fees
    Professional fees             31,567            21,627                     99,167
    Stock based                2,457,000                 -                  2,457,000
    compensation fees
                             _________________________________________________________
Net Operating Loss          ($2,9992,591)         ($26,124)               ($3,148,370)
Other Income
   Gain on    settlement          33,239                 -                     33,239
   of debt
Net Loss                     ($2,959,352)         ($26,124)               ($3,115,131)
   Foreign                           422               -0-                        422
   currency translation
   adjustment
Net Loss and                 ($2,959,352)         ($26,124)               ($3,115,553)
Comprehensive Loss


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

THREE MONTH PERIOD ENDED MAY 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED MAY 31, 2007.

Our net loss and comprehensive loss for the three month period ended May 31, 2008 was ($2,959,352) compared to a net loss and comprehensive loss of ($26,124) during the three month period ended May 31, 2007 (an increase of $2,933,228). During the three month periods ended May 31, 2008 and May 31, 2007, we did not generate any revenue.

Our net operating loss during the three month period ended May 31, 2008 was ($2,992,591) compared to a net operating loss of ($26,124) during the three month period ended May 31, 2007 (an increase of $2,966,467). During the three month period ended May 31, 2008, we incurred general and administrative expenses of $2,992,591 compared to $26,124 incurred during the three month period ended May 31, 2007 (an increase of $2,966,467). These expenses incurred during the three month period ended May 31, 2008 consisted of: (i) office and general of $170,744 (2007: $3,640); (ii) consulting fees of $317,780 (2007: $-0-); (iii)
management and rent fees - related party of $15,500 (2007: $-0-); (iv) professional fees of $31,567 (2007: $21,627); and (v) stock based compensation of $2,457,000 (2007: $-0-).

General and administrative expenses incurred during the three month period ended May 31, 2008 compared to the three month period ended May 31, 2007 increased primarily due to the increase in stock based compensation, office and general and consulting fees regarding services performed relating to the increased scale and scope of business operations of our interests in the De Soto Parish. Expenses related to stock based compensation pertain to the valuation of stock options granted to our officers and directors and consultants. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. See " - Material Commitments."

Our net operating loss of ($2,992,591) during the three month period ended May 31, 2008 was offset by $33,239 for a net loss of ($2,959,352), which net operating loss was adjusted by $422 in foreign currency translation resulting in a net loss and comprehensive loss of ($2,959,352). Our net operating loss of ($26,124) during the three month period ended May 31, 2007, which net operating loss was adjusted by $-0- in foreign currency translation resulting in a net loss and comprehensive loss of ($26,124). The weighted average number of shares outstanding was 35,518,434 for the three month period ended May 31, 2008 (as increased in accordance with the February 2008 Forward Stock Split and the May 2008 Forward Stock Split) compared to 32,422,500 for the three month period ended May 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MAY 31, 2008

As at the three month period ended May 31, 2008, our current assets were $2,609,833 and our current liabilities were $197,687, which resulted in a working capital surplus of $2,412,146. As at the three month period ended May 31, 2008, total assets were comprised of $3,321,932 in cash and $712,099 in valuation of oil and gas properties. As at the three month period ended May 31, 2008, current liabilities were comprised entirely of $197,687 in accounts payable and accrued liabilities.

As at fiscal year ended February 29, 2008, our total assets were $28,671 comprised of $19,495 in cash and $9,176 in valuation of oil and gas properties. The increase in total assets during the three month period ended May 31, 2008 from fiscal year ended February 29, 2008 was primarily due to the increase in cash resulting from our private placement offering. See " - Plan of Operation."

As at fiscal year ended February 29, 2008, our total liabilities were $127,496 comprised of: (i) $38,119 in accounts payable and accrued liabilities; (ii) $6,138 in accounts payable - related parties; and (iii) $83,239 in related party advance. The increase in liabilities during the three month period ended May 31, 2008 from fiscal year ended February 29, 2008 was primarily due to the increase in accounts payable and accrued liabilities. See " - Material Commitments."

Stockholders' equity (deficit) increased from ($98,825) for fiscal year ended February 29, 2008 to $3,124,245 for the three month period ended May 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2008, net cash flows used in operating activities was ($382,161) consisting primarily of a net loss of ($2,959,352). Net cash flows used in operating activities was adjusted by $2,457,000 for stock based compensation and ($33,239) for non-cash mineral property recovery. Net cash flows used in operating activities was further changed by ($6,138) in increase in accounts payable - related party, and $159,568 in increase in accounts payable and accrued liabilities. For the three month period ended May 31, 2007, net cash flows used in operating activities was ($7,168) consisting primarily of a net loss of ($26,124), which was adjusted by $1,986 for donated services and expenses and changed by a decrease of $3,000 in prepaid expenses and an increase of $13,790 in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended May 31, 2008, net cash flows from investing activities was ($702,923) in investment in oil and gas property compared to $-0-for the three-month period ended May 31, 2007.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2008, net cash flows provided from financing activities was $3,675,000 compared to $-0- for the three month period ended May 31, 2007. Cash flows from financing activities for the three month period ended May 31, 2007 consisted of proceeds from sale of common stock.

PLAN OF OPERATION AND FUNDING

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

During fiscal year ended February 29, 2008, we engaged in a private placement offering pursuant to which we raised $20,452. As of the date of this Quarterly Report, we have completed a further private placement offering pursuant to which we issued 6,000,000 units at a price of $0.67 per unit (the "Units") for gross proceeds of $4,000,000. Of the $4,000,000, an aggregate $3,725,000 was received in cash and completed during the three-month period ended May 31, 2008 of which $50,000 was utilized as settlement of debt. Subsequent to May 31, 2008, an aggregate of $275,000 was received resulting in receipt of gross proceeds of $4,000,000. Each Unit consists of one share of restricted common stock and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $1.33 exercisable for a period of one from year from the date of issuance ending on May 1, 2009. As at May 31, 2008, all of the warrants remain outstanding and unexercised.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and other than our obligations under the Option Agreement as incurred, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 29, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including Michael J. Newport, our Chief Executive Officer, and Robert D. Fedun, our prior Chief Financial Officer (resignation effective July 9, 2008) and a director, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008. Based on that evaluation, Messrs. Newport and Fedun concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
FEBRUARY 2008 FORWARD STOCK SPLIT

On February 25, 2008, our Board of Directors authorized and approved the February 2008 Forward Stock Split. Each of our shareholders holding one share of common stock was entitled to receive an additional twenty shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the February 2008 Forward Stock Split were mailed on approximately March 15, 2008 without any action on the part of the shareholders.

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

MAY 2008 FORWARD STOCK SPLIT

On May 12, 2008, our Board of Directors authorized and approved the May 2008 Forward Stock Split. The May 2008 Forward Stock Split was effectuated with a record date of May 29, 2008 upon filing the appropriate documentation with NASDAQ. The May 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 26,410,000 to approximately 39,615,000 shares of common stock. The total number of shares of common stock issued and outstanding had previously been 22,410,000 since March 11, 2008 pursuant to a forward stock split effectuated pursuant to the February 2008 Forward Stock Split. We subsequently issued 4,000,000 shares in accordance with the terms and provisions of a private placement offering thus bringing the total number of issued and outstanding shares of common stock to 26,410,000 as of May 29, 2008. The current authorized share capital continued to be 200,000,000 shares of common stock with a par value of $0.001 per share.

STOCK OPTION PLAN

On April 7, 2008, our Board of Directors authorized and approved the adoption of the 2008 Plan effective April 7, 2008, under which an aggregate of 2,200,000 of our shares of common stock may be issued. On July 9, 2008, we amended our 2008 Plan to increase the number of shares from 2,200,000 to 3,800,000.

On April 7, 2008, we authorized the grant of 2,100,000 fully vested stock options to our officers, directors and management exercisable at $1.17 per share for an exercise period of ten years.

On July 9, 2008, we granted 750,000 fully vested stock options to our new Chief Financial Officer exercisable at $4.20 per share for an exercise period of ten years. On July 15, 2008, we granted a further 200,000 stock options to each of our new directors exercisable at $6.55 per share for an exercisable period of ten years. See "Item 5. Other Information".

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

RESIGNATION OF CHIEF FINANCIAL OFFICER/APPOINTMENT OF CHIEF FINANCIAL OFFICER

Effective on July 9, 2008, our Board of Directors accepted the resignation of Robert D. Fedun as our Chief Financial Officer, but remains as a member of our Board of Directors. On the same date, the Board of Directors accepted the consent of William David Thomas to act as our Chief Financial Officer/Treasurer/Secretary.

WILLIAM DAVID THOMAS has thirty years of experience in the finance and accounting areas for the natural resource sector. Most prominently, Mr. Thomas held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as business director of business services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007 he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp.,. Mr. Thomas will continue to serve these junior resource companies as chief financial officer.

Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners.

Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC).

Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations (1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee.

Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was involved in the initial entry into the UK North Sea - a startup of local and expatriate personnel that eventually developed into a core area (over $1Billion) for Kerr McGee, including the company's first operated offshore oil field in the UK (Gryphon).

In his early career Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd of Calgary, Alberta (1981-1984), Dennison Mines Ltd of Ontario Canada (1978-1981) and Algoma Steel Corporation of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand in Toronto, Canada (1975-1977).

Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada.

As of the date of this Quarterly Report, we have agreed with Mr. Thomas to enter into a one-year contract, which is currently being memorialized in writing. We have granted to Mr. Thomas 750,000 Stock Options exercisable into 750,000 shares of our restricted common stock at $4.20 per share.

APPOINTMENT OF DIRECTORS

Effective on July 15, 2008, our Board of Directors appointed Ernest G. Sorochan, as member of our Board of Directors, and accepted the consent of him as a member of the Board of Directors. Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of the following individuals: Michael J. Newport, Robert D. Fedun, David Urquhart, and Ernest G. Sorochan.

ERNEST G. SOROCHAN, P. ENG. has had over thirty years of experience in the petroleum industry where he has engaged in project management of international operations for oil companies, economic evaluations of oil and gas projects, planning, coordinating and implementing multi-well drilling programs in South America, sales and marketing with international service companies, hands-on experience in cementing, acidizing, sand control, hydraulic fracturing, drill stem testing and service tools, field experience in drilling, completions and work-overs of oil and gas wells, and operational experience in high pressure sour gas fields and gas plant facilities.

From approximately April 2004 to present, Mr. Sorochan has been an area engineer for Compton Petroleum Corporation in Calgary, Alberta. He provides engineering support for the Long Coulee, Grant and Vulcan areas in Southern Alberta, conducts economic evaluations of capital expenditure proposals for drilling work-overs, re-completions and facilities, coordinates the completion and testing of wells, recommends new drill development wells, works with geology and geophysics to select exploration wells and declines curve analysis on wells. Prior to 2004, he was vice president of operations for Redwood Energy Ltd., technical manager for Pan Ocean Oil Corporation, manager - business development for Redwood Energy Ltd., senior production engineer for McMentum Enterprises Inc., drilling and completions superintendent for Alberta Energy Company International in Argentina, production engineering consultant for E.G. Consulting Ltd., district manager for Dowell Schlumberger Corporation in Australia and technical sales representative for Canadian Fracmaster Ltd.

Mr. Sorochan earned a B.Sc. Chemical Engineering from the University of Alberta and has a diploma in gas technology from the Northern Alberta Institute of Technology. He is a member of Petroleum Engineers and of the Association of Professional Engineers, Geologists and Geophysicists of Alberta.

We granted to Mr. Sorochan 200,000 Stock Options exercisable into 200,000 shares of restricted common stock at an exercise price of $4.95 for a period of ten years.

ITEM 6. EXHIBITS
         Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MAINLAND RESOURCES, INC.

Dated: July 18, 2008             By: /s/ Michael J. Newport
                                 ___________________________________________
                                 Michael J. Newport, President and
                                 Chief Executive Officer


Dated: July 18, 2008             By: /s/  William D. Thomas
                                 ___________________________________________
                                 William D. Thomas, Chief Financial Officer