Form 10-Q
period 2008-08-31
MAINLAND RESOURCES INC.
filed 2008-10-14
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

                          COMMISSION FILE NO. 000-52782

                            MAINLAND RESOURCES, INC.
                            ________________________
                 (Name of small business issuer in its charter)

                     NEVADA                                     90-0335743
                     ______                                     __________
 (State or other jurisdiction of incorporation               (I.R.S. Employer
                or organization)                            Identification No.)

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No[ ]

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                       Outstanding as of  October 10, 2008
Common Stock, $0.001                        39,615,000

                            MAINLAND RESOURCES, INC.

                                    Form 10-Q

Part 1.            FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS
                      Balance Sheets                                           2
                      Statements of Operations                                 3
                      Statements of Cash Flows                                 4
                      Notes to Financial Statements                            5

Item 2.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      12

Item 3.            Quantitative and Qualitative Disclosures About Market
                     Risk                                                     21

Item 4.            Controls and Procedures                                    22

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                          23

Item 2.            Unregistered Sales of Equity Securities and Use of
                     Proceeds                                                 23

Item 3.            Defaults Upon Senior Securities                            24

Item 4.            Submission of Matters to a Vote of Security Holders        24

Item 5.            Other Information                                          24

Item 6.            Exhibits                                                   28

PART I

ITEM 1. FINANCIAL STATEMENTS

                            MAINLAND RESOURCES, INC.
                         (an Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2008
                                   (Unaudited)




                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 (U.S. Dollars)


                                                                                             August 31,         February 29,
                                                                                                2008                2008
_________________________________________________________________________________________________________________________________
                                                                                            (unaudited)           (audited)

                                     ASSETS

   CURRENT ASSETS
   Cash                                                                                    $    1,307,623      $      19,495
   Prepaid expense                                                                                 24,280                  -
_________________________________________________________________________________________________________________________________

     Total current assets                                                                       1,331,903             19,495

   OIL AND GAS PROPERTIES, unproven (Note 4)                                                    1,051,039              9,176
_________________________________________________________________________________________________________________________________

   TOTAL ASSETS                                                                            $    2,382,942      $      28,671
=================================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES
        Accounts payable and accrued liabilities                                           $       47,293      $      38,119
        Accounts payable -  related parties  (Note 7)                                                   -              6,138
       Related party advance (Note 7)                                                                   -             83,239
_________________________________________________________________________________________________________________________________

   TOTAL CURRENT LIABILITIES                                                                       47,293            127,496
_________________________________________________________________________________________________________________________________


   STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
   Common stock, 200,000,000 shares authorized with $0.0001 par value
   Issued and outstanding - 39,615,000 common shares                                                3,961              3,362
        (February 29, 2008 - 33,615,000)
   Additional paid-in-capital                                                                  13,668,100             54,014
   Deficit accumulated during exploration stage                                               (11,336,412)          (155,779)
_________________________________________________________________________________________________________________________________

                                                                                                2,335,649            (98,403)
   Other comprehensive income:
       Foreign currency loss                                                                            -               (422)
_________________________________________________________________________________________________________________________________

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                         2,335,649            (98,825)
_________________________________________________________________________________________________________________________________

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                      $    2,382,942      $      28,671
=================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                                     May 12, 2006
                                                          Three Months Ended               Six Months Ended         (inception) to
                                                      August 31,      August 31,      August 31,      August 31,      August 31,
                                                         2008            2007            2008            2007            2008
___________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                      25,867           2,268          47,334           5,908         106,583
     Mineral property costs                                     -               -               -             857          14,510
     Consulting Fees                                      174,577               -         492,357               -         492,357
     Management and rent fees - related
       party (Note 7)                                      40,500               -          56,000               -          70,420
     Marketing expenses                                   745,490               -         896,827               -         896,827
     Professional fee                                      81,129          14,999         112,696          36,626         180,296
     Salary expense (Note 6)                            7,157,685               -       9,614,685               -       9,614,685
___________________________________________________________________________________________________________________________________

NET OPERATING LOSS                                     (8,225,248)        (17,267)    (11,219,899)        (43,391)    (11,375,678)

OTHER INCOME
     Gain on settlement of debt                                 -               -          33,239               -          33,239
     Interest income                                        3,967               -           6,027               -           6,027
___________________________________________________________________________________________________________________________________

NET LOSS                                               (8,221,281)        (17,267)    (11,180,633)        (43,391)    (11,336,412)
___________________________________________________________________________________________________________________________________

Comprehensive income (loss):
Foreign currency translation adjustment                         -             508             422             508               -
___________________________________________________________________________________________________________________________________

NET LOSS AND COMPREHENSIVE LOSS                       $(8,221,281)     $  (16,759)   $(11,180,211)      $ (42,883)   $(11,336,412)
===================================================================================================================================


BASIC
     LOSS PER COMMON SHARE                            $     (0.21)     $    (0.00)   $      (0.30)      $   (0.00)
==================================================================================================================

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING
     - BASIC                                           39,419,348      21,615,000      37,479,549      21,615,000
==================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                 May 12, 2006
                                                                             Six months ended August 31,        (inception) to
                                                                              2008               2007           August 31, 2008
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(11,180,633)          $(43,391)         $(11,336,412)
  Adjustments to reconcile net loss to net cash used in operating activities:
     - Non-cash mineral property expenditures (recoveries)                      (33,239)                 -               (28,799)
     - Stock-based compensation (Note 6)                                      9,614,685                  -             9,614,685
     - Donated services and expenses                                                  -              4,108                14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - (Increase) decrease in prepaid expenses and other                        (24,280)             3,000               (24,280)
     - (Decrease) in accounts payable - related parties                          (6,138)                 -                     -
    - Increase in accounts payable and accrued liabilities                        9,174             14,766                47,293
_________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                        (1,620,431)           (21,517)           (1,713,093)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in oil and gas property                                         (1,041,863)                 -            (1,051,039)
_________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                  (1,041,863)                 -            (1,051,039)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                          3,950,000                  -             3,988,516
    Advances from related party                                                       -              9,900                83,239
_________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     3,950,000              9,900             4,071,755
_________________________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             422                508                     -
_________________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                   1,288,128            (11,109)            1,307,623

CASH, BEGINNING OF PERIOD                                                        19,495             14,236                     -
_________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                        $  1,307,623           $  3,127          $  1,307,623
=================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                                $          -           $      -          $          -
     Cash paid for income taxes                                            $          -           $      -          $          -
     Common stock issued for acquisition of mineral property               $          -           $      -          $      4,440
     Common stock issued for satisfaction of liability                     $     50,000           $      -          $     50,000
     Donated services and expenses                                         $          -           $  4,108          $     14,420


   The accompanying notes are an integral part of these financial statements.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Mainland Resources Inc. (the "Company") is an exploration stage company that was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Notes 3, 4 and 9). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company plans to begin drilling its first well before the end of the summer of 2008.

GOING CONCERN
The Company commenced operations on May 12, 2006 and has not realized any revenues since inception. As of August 31, 2008, the Company has an accumulated deficit of $11,336,412. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date, the Company has funded its initial operations by way of private placements of common stock and advances from related parties. During the period, the Company commenced a private placement at $0.67 per unit with each unit consisting of one common share and one half warrant at $1.33 per share exercisable for a period of one year from issuance (refer to Note 5).

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of August 31, 2008, there has been no asset retirement obligations rendered.

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2008, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

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

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2010. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

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

On April 28, 2008, the Company exchanged its interest in these two mining claims with a former shareholder of the Company in settlement of $33,239 owing by the Company to the former shareholder (refer to Note 7). This amount was recorded as a mineral property recovery during the period and the Company has no ongoing obligations in connection with this property.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

COTTON VALLEY/ HAYNESVILLE
The Company has leased various other properties totalling approximately 144 net acres, consisting of approximately 84 net acres leased as of February 29, 2008 and 60 net acres leased during the period. These additional property leases, within the Cotton Valley/Haynesville trend in the state of Louisiana, are for three year terms for additional consideration of $22,753. The Company has a 100% Working Interest and a 75% N.R.I. in the leases comprising a total of 2,695 net acres.

NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

PETROHAWK VENTURE AGREEMENT
On July 14, 2008, The Company entered into a binding venture agreement with Petrohawk Energy Corporation ("Petrohawk") for the joint development of the Haynesville Shale on the Company's properties ("the Leases") in De Soto Parish, Louisiana. Effective August 4, 2008, the Company entered into a definitive binding agreement with Petrohawk consummating the transaction on July 14, 2008.

Under the terms of the Agreement Petrohawk has agreed to pay 100% of the costs of development associated with the first well drilled below the Cotton Valley Formation, including drilling, completing and fracture stimulating, as well as costs up to and including pipeline connection. Petrohawk has also agreed to pay 80% of all costs of the second well drilled on the Leases below the base of the Cotton Valley with the Company paying the remaining 20% of the costs. For the third and all subsequent wells drilled on the Leases below the base of the Cotton Valley Formation, Petrohawk will pay 60% and the Company will pay 40%.

The Company will transfer 60% of its De Soto Parish leases to Petrohawk at closing, but only as the Leases relate to all depths below the base of the Cotton Valley Formation, and specifically the Haynesville Shale. Petrohawk agrees to gather and market the Company's production from above the base of the Cotton Valley Formation, pursuant to a mutually acceptable agreement.

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

During the period, the Company completed a private placement of 6,000,000 unregistered units at $0.67 per unit for proceeds of $4,000,000. Of this amount, $50,000 was by way of a settlement of debt and the remaining $3,950,000 was received in cash. Each unit consists of one common share and one-half non-transferable share purchase warrant; one-half whole non-transferable purchase warrant exercisable at $1.33 per share for a period of one year from the date of issuance ending on May 1, 2009.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


(C)      OTHER ISSUANCES
On July 15, 2006, the Company issued 3,105,000 shares of common stock at a price of $0.0014 per share on settlement of $4,440 for mineral property acquisition.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
________________________________________________________________________________

(D)      SHARE PURCHASE WARRANTS
Details of the Company's share purchase warrants issued and outstanding as of August 31, 2008 are as follows:


  Exercise price     Weighted average price       Number of warrants to purchase shares            Expiry Date
_______________________________________________________________________________________________________________
      $1.33                   $1.33                             3,000,000                          May 1, 2009



The Company's share purchase warrants activity for the period ended August 31, 2008 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Warrants           Price per share           In contractual life (in years)
________________________________________________________________________________________________________________________________
Balance, February 29, 2008                           -               $               -                                 -
Issued                                       3,000,000                            1.33                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
________________________________________________________________________________________________________________________________

Balance, August 31, 2008                     3,000,000               $            1.33                              0.67
================================================================================================================================



NOTE 6 - STOCK OPTION PLAN
________________________________________________________________________________

On April 7, 2008, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 2,200,000 options to acquire common shares with terms of up to 10 years. On July 9, 2008, the Board of Directors of the Company ratified, approved and amended the Stock Option Plan for the Company increasing the allowable grant from 2,200,000 options to 3,800,000 options. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

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

As approved by the Board of Directors, between July 9, 2008 and August 19, 2008, the Company granted a total of 1,350,000 fully vested stock options to certain officers and directors of the Company at prices ranging from $4.20 per share to $6.35 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $7,157,685 and was determined using the Black-Scholes option pricing model with the following weighted average assumptions; an expected life of 5 years, a risk free interest rate ranging between 3.07%-3.12%, a dividend yield of 0% and expected volatility of 260%. This amount has been recorded as a stock based compensation expense in the quarter ended August 31, 2008.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 6 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

The Company's stock option activity for the period ended August 31, 2008 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Options            Price per share           In contractual life (in years)
________________________________________________________________________________________________________________________________

Balance, February 29, 2008                           -                        $      -                                 -
Issued                                       3,450,000                            2.65                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
________________________________________________________________________________________________________________________________

Balance, August 31, 2008                     3,450,000                        $   2.65                              9.71
================================================================================================================================


NOTE 7 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the year ended February 29, 2008, a shareholder of the Company advanced $50,000 to the Company. On May 1, 2008, the advance was converted into 50,000 private placement units of the Company at a price of $0.67 as described in Note 5 (b).

During the year ended February 29, 2008, the Company arranged a short-term non-interest bearing advance for $33,239 from an existing shareholder. During first quarter of fiscal 2009, the Company exchanged its interest in the Southwest and Sedona mineral claims located in the province of British Columbia for the amount owing on this loan payable (refer Note 3).

The Company paid a total of $56,000 in management fees to officers and directors of the Company for the period ending August 31, 2008 (2007 - $3,000).

NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of August 31, 2008, the Company had net operating loss carryforwards of approximately $1,722,000 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 9 - SUBSEQUENT EVENTS
________________________________________________________________________________

On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisitions costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the due diligence is to be completed by the Company no later than October 15, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mainland Resources, Inc. was incorporated under the laws of the State of Nevada on May 12, 2006 and has been engaged in the business of acquisition, exploration and development of mineral properties in the United States since its inception. Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "MNLU:OB." We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in East Holly Field, De Soto Parish in northwest Louisiana (the "De Soto Parish") as more fully described below. To date, we have acquired approximately 2,695 net acres within the De Soto Parish. We have also leased various other properties totaling approximately 144 net acres within the Cotton Valley/Haynesville trend in the State of Louisiana as more fully described below.

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

EAST HOLLY FIELD, DE SOTO PARISH, LOUISIANA

On  February  27,  2008,  we  entered  into an  option  agreement  (the  "Option
Agreement") with Kingsley Resources, Inc., Nevada corporation ("Kingsley"), pursuant to which we acquired all the right, title and interest Kingsley has in and to certain leasehold estates (the "Leases") located in East Holly Field of the De Soto Parish. The Leases create a contiguous block of acreage on the southeast flank of the East Holly Field. The Leases were the subject of a certain purchase agreement dated December 11, 2007 and modified February 1, 2008 (collectively, the "Leasehold Purchase Agreement") between Kingsley and Permian Basin Acquisition Fund ("Permian"), pursuant to which Kingsley acquired the sub-surface rights provided for in the Leases.

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

On March 14, 2008, we paid to Permian the aggregate amount of $587,596, which amount did not include the $100,000 required to be paid by us to Kingsley under the terms of the Option Agreement, the $100,000 was paid to Kingsley on April 2, 2008. In accordance thereof, the right, title and interest of Permian and Kingsley in the Leases were transferred to us effective March 14, 2008 by way of assignment. As of the date of this Quarterly Report, we have completed the Option Agreement and the Leasehold Purchase Agreement at a total cost of $687,596 for approximately 2,551 net acres.

DRILLING INITIATIVES

As of the date of this Quarterly Report, in conjunction with our joint venture partner, Petrohawk Energy Corporation ("Petrohawk"), our technical team (guided by management) will determine our drilling initiatives. These initiatives are based on project priority, leasehold requirements and availability of resources, access, costs and a number of factors that go into strategic planning. With regards to the East Holly Field, management intends to drill its initial well to a depth similar to that of other area participants in the Cotton Valley and Hosston formations and the Haynesville Shale. The technical team in conjunction of with our joint venture partner expects that other wells drilled in this region will be based on the detailed data gained through the initial well drilling process.

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

WESTROCK LAND CORP.

Effective on September 4, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock Land Corp. ("Westrock") to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi (the "Leases"). In accordance with the terms and provisions of the Option Agreement: (i) we will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) we have agreed to pay certain acquisition costs per net mineral acre and also paid a $500,000 deposit to secure the Option Agreement; (iii) the balance of the acquisition costs will be due and payable upon completion of the due diligence, which Option Agreement is subject to the completion of standard due diligence review by us to be completed no later than October 15, 2008; and (iv) upon closing scheduled no later than October 15, 2008, Westrock shall assign to us all of its right, title and interest in and to the Leases free and clear of all liens and encumbrances.

PETROHAWK AGREEMENT

Effective on July 14, 2008, our Board of Directors entered into a binding venture agreement (the "Letter Agreement") with Petrohawk relating to the joint development of acreage of the Company's leases in DeSoto Parish, Louisiana. In accordance with the terms and provisions of the Letter Agreement: (i) Petrohawk agreed to pay 100% of the costs of development associated with the first well drilled below the Cotton Valley Formation, including drilling, completing and fracture stimulating, as well as costs up to and including pipeline connection;
(ii) Petrohawk agreed to pay 80% and we agreed to pay 20% of all costs of the second well drilled below the base of the Cotton Valley Formation; and (iii) Petrohawk agreed to pay 60% and we agreed to pay 40% of all costs of the third well drilled below the base of the Cotton Valley Formation.

In accordance with the further terms and provisions of the Letter Agreement, we agreed to transfer 60% of our leases in the DeSoto Parish to Petrohawk at closing, but only as such leases related to all depths below the base of the Cotton Valley Formation and specifically the Haynesville Shale. Petrohawk further agreed to gather and market our production from above the base of the Cotton Valley Formation pursuant to a mutually acceptable agreement. The Letter Agreement was subject to due diligence.

Effective August 4, 2008, we entered into a definitive binding agreement with Petrohawk consummating the transaction described above (the "Agreement"), together with associated assignment, conveyance and bill of sale (the "Assignment"). In accordance with the terms and provisions of the Assignment, we have effectively transferred and conveyed to Petrohawk sixty percent (60%) of our 100% right, title and interest in and to the leases in the DeSoto Parish. Petrohawk has been designated as the operator on all development relating to the leases. As of the date of this Quarterly Report, the Griffith Well No. 1-H is on Petrohawk's rig schedule to spud in approximately October 2008.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended August 31, 2008 and August 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION



                                                       SIX-MONTH PERIOD ENDED AUGUST 31,         FOR THE PERIOD FROM MAY
                                                                     2008                        12, 2006 (INCEPTION) TO
                                                              AND AUGUST 31, 2007                      AUGUST 31, 2008
                                                     ______________________________________ ______________________________

General and administrative expenses
    Office and general                                   $    47,334          $ 5,908                  $   106,583

    Mineral property costs                                       -0-              857                       14,510

    Consulting fees                                          492,357              -0-                      492,357

    Management fees and rent fees -related party              56,000              -0-                       70,420

    Marketing expenses                                       896,827              -0-                      896,827

    Professional fees                                        112,696           36,626                      180,296

    Salary expense                                         9,614,685              -0-                    9,614,685
                                                     _____________________________________________________________________
Net operating loss                                      ($11,219,899)        ($43,391)                ($11,375,678)

Other income
   Gain on settlement of debt                                 33,239              -0-                       33,239
   Interest income                                             6,027              -0-                        6,027
Net loss                                                ($11,180,633)        ($43,391)                ($11,336,412)
   Foreign currency translation adjustment                       422              508
Net loss and comprehensive loss                         ($11,180,211)        ($42,883)                ($11,336,412)


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

SIX MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO SIX MONTH PERIOD ENDED AUGUST 31, 2007.

Our net loss and comprehensive loss for the six month period ended August 31, 2008 was ($11,180,211) compared to a net loss and comprehensive loss of ($42,883) during the six month period ended August 31, 2007 (an increase of $11,137,328). During the six month periods ended August 31, 2008 and August 31, 2007, we did not generate any revenue.

Our net operating loss during the six month period ended August 31, 2008 was ($11,219,899) compared to a net operating loss of ($43,391) during the six month period ended August 31, 2007 (an increase of $11,176,508). During the six month period ended August 31, 2008, we incurred general and administrative expenses of $11,219,899 compared to $43,391 incurred during the six month period ended August 31, 2007 (an increase of $11,176,508). These expenses incurred during the six month period ended August 31, 2008 consisted of: (i) office and general of $47,334 (2007: $5,908); (ii) mineral property costs of $-0- (2007: $857); (iii)
consulting fees of $492,357 (2007: $-0-); (iv) management and rent fees - related party of $56,000 (2007: $-0-); (v) marketing expenses of $896,827 (2007:
$-0-);  (vi)  professional  fees of $112,696 (2007:  $36,626);  and (vii) salary expense of $9,614,685 (2007: $-0-).

General and administrative expenses incurred during the six month period ended August 31, 2008 compared to the six month period ended August 31, 2007 increased primarily due to the increase in salary expense and marketing expenses regarding services performed relating to the increased scale and scope of business operations of our interests in the De Soto Parish. Expenses related to salary expense included the valuation of stock options granted to our officers and directors and consultants in the amount of $9,614,685. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. See " - Material Commitments."

Our net operating loss of ($11,219,899) during the six month period ended August 31, 2008 was offset by a gain of $33,239 (2007: $-0-) on settlement of debt and $6,027 (2007: $-0-) in interest income for a net loss of ($11,180,633), which net operating loss was adjusted by $422 in foreign currency translation resulting in a net loss and comprehensive loss of ($11,180,211). Our net operating loss of ($43,391) during the six month period ended August 31, 2007 for a net loss of ($43,391), which net operating loss was adjusted by $508 in foreign currency translation resulting in a net loss and comprehensive loss of ($42,883). The weighted average number of shares outstanding was 37,479,549 for the six month period ended August 31, 2008 (as increased in accordance with the February 2008 Forward Stock Split and the May 2008 Forward Stock Split) compared to 21,615,000 for the six month period ended August 31, 2007.

THREE MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2007.

Our net loss and comprehensive loss for the three month period ended August 31, 2008 was ($8,221,281) compared to a net loss and comprehensive loss of ($16,759) during the three month period ended August 31, 2007 (an increase of $8,204,522). During the three month periods ended August 31, 2008 and August 31, 2007, we did not generate any revenue.

Our net operating loss during the three month period ended August 31, 2008 was ($8,225,248) compared to a net operating loss of ($17,267) during the three month period ended August 31, 2007 (an increase of $8,207,981). During the three month period ended August 31, 2008, we incurred general and administrative expenses of $8,225,248 compared to $17,267 incurred during the three month period ended August 31, 2007 (an increase of $8,207,981). These expenses incurred during the three month period ended August 31, 2008 consisted of: (i) office and general of $25,867 (2007: $2,268); (ii) mineral property costs of $-0- (2007: $-0-); (iii) consulting fees of $174,577 (2007: $-0-); (iv)
management and rent fees - related party of $40,500 (2007: $-0-); (v) marketing expenses of $745,490 (2007: $-0-); (vi) professional fees of $81,129 (2007:
$14,999); and (vii) salary expense of $7,157,685 (2007: $-0-).

Our net operating loss of ($8,225,248) during the three month period ended August 31, 2008 was offset by $3,967 (2007: $-0-) in interest income for a net loss of ($8,221,281), resulting in a net loss and comprehensive loss of ($8,221,281). Our net loss of ($17,267) during the three month period ended August 31, 2007 was offset by $508 for a net loss and comprehensive loss of ($16,759). The weighted average number of shares outstanding was 39,419,348 for the three month period ended August 31, 2008 (as increased in accordance with the February 2008 Forward Stock Split and the May 2008 Forward Stock Split) compared to 21,615,000 for the three month period ended August 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED AUGUST 31, 2008

As of August 31, 2008, our current assets were $1,331,903 and our current liabilities were $47,293, which resulted in a working capital surplus of $1,284,610. As of August 31, 2008, total assets were comprised of $1,307,623 in cash, $24,280 in prepaid expenses and $1,051,039 in valuation of oil and gas properties. As of August 31, 2008, current liabilities were comprised entirely of $47,293 in accounts payable and accrued liabilities.

As of February 29, 2008, our total assets were $28,671 comprised of $19,495 in cash and $9,176 in valuation of oil and gas properties. The increase in total assets as of August 31, 2008, as compared to February 29, 2008 was primarily due to the increase in cash resulting from our private placement offering. See " - Plan of Operation."

As of February 29, 2008, our total liabilities were $127,496 comprised of: (i) $38,119 in accounts payable and accrued liabilities; (ii) $6,138 in accounts payable - related parties; and (iii) $83,239 in related party advance. The decrease in liabilities as of August 31, 2008 as compared to February 29, 2008 was primarily due to conversion of related party advances to common shares ($50,000) as well as for mineral claims in British Columbia ($33,239). See " - Material Commitments."

Stockholders' equity (deficit) increased from ($98,825) for fiscal year ended February 29, 2008 to $2,335,649 for the six month period ended August 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2008, net cash flows used in operating activities was ($1,620,431) consisting primarily of a net loss of ($11,180,633). Net cash flows used in operating activities was adjusted by $9,614,685 for stock based compensation and ($33,239) for non-cash mineral property recovery. Net cash flows used in operating activities was further changed by ($6,138) a decrease in accounts payable - related party, and $9,174 in increase in accounts payable and accrued liabilities. For the six month period ended August 31, 2007, net cash flows used in operating activities was ($21,517) consisting primarily of a net loss of ($43,391), which was adjusted by $4,108 for donated services and expenses and changed by an increase of $3,000 in prepaid expenses and an increase of $14,766 in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six month period ended August 31, 2008, net cash flows from investing activities was ($1,041,863) in investment in oil and gas property compared to $-0- for the six month period ended August 31, 2007.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended August 31, 2008, net cash flows provided from financing activities was $3,950,000 compared to $9,900 for the six month period ended August 31, 2007. Cash flows from financing activities for the six month period ended August 31, 2008 consisted of proceeds from sale of common stock. Cash flow from financing activities for the six month period ended August 31, 2007 consisted of advances from related parties.

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

During fiscal year ended February 29, 2008, we engaged in a private placement offering pursuant to which we raised $20,452. As of the date of this Quarterly Report, we have completed a further private placement offering pursuant to which we issued 6,000,000 units at a price of $0.67 per unit (the "Units") for gross proceeds of $4,000,000. Of the $4,000,000, $50,000 was received pursuant to settlement of debt and the remaining aggregate $3,950,000 was received in cash and completed during the six month period ended August 31, 2008. Each Unit consists of one share of restricted common stock and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $1.33 exercisable for a period of one year from the date of issuance ending on May 1, 2009. As at August 31, 2008, all of the warrants remain outstanding and unexercised.

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

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of the acquisition of property.

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

An evaluation was conducted under the supervision and with the participation of our management, including Michael J. Newport, our Chief Executive Officer, and William D. Thomas, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008. Based on that evaluation, Messrs. Newport and Thomas concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six month period ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2008/2009. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On April 7, 2008, we authorized the grant of 2,100,000 stock options to our officers, directors and management exercisable at $1.17 per share for an exercise period of ten years.

On July 9, 2008, we granted 750,000 stock options to our new Chief Financial Officer exercisable at $4.20 per share for an exercise period of ten years. On July 18, 2008, we granted a further 200,000 stock options to our new director exercisable at $4.95 per share for an exercisable period of ten years. On August 19, 2008, we granted a further 400,000 stock options to our new director exercisable at $6.35 per share for an exercisable period of ten years. See "Item
5. Other Information".

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION
RESIGNATION OF CHIEF FINANCIAL OFFICER/APPOINTMENT OF CHIEF FINANCIAL OFFICER

Effective on July 9, 2008, our Board of Directors accepted the resignation of Robert D. Fedun as our Chief Financial Officer, and he remains as a member of our Board of Directors. On the same date, the Board of Directors accepted the consent of William David Thomas to act as our Chief Financial Officer/Treasurer/Secretary.

WILLIAM DAVID THOMAS has thirty years of experience in the finance and accounting areas for the natural resource sector. Most prominently, Mr. Thomas held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as business director of business services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007, he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp. Mr. Thomas resigned from NWT Uranium Corp. effective July 31, 2008 but will continue to serve as chief financial officer of Hana Mining Inc. Mr. Thomas also services as chief financial officer for Uranium International Corp., and Mira Resources Corp.

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

Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations (1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd; which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee.

Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was involved in the initial entry into the UK North Sea - a startup of local and expatriate personnel that eventually developed into a core area (over $1 billion) for Kerr McGee, including the company's first operated offshore oil field in the UK (Gryphon).

In his early career, Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd of Calgary, Alberta (1981-1984), Dennison Mines, Ltd. of Ontario Canada (1978-1981) and Algoma Steel Corporation of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand in Toronto, Canada (1975-1977).

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

RESIGATION OF DIRECTOR

Effective on August 8, 2008, our Board of Directors accepted the resignation of David Urquhart as a director. We received notice of Mr. Urquhart's resignation approximately September 19, 2008. The resignation of Mr. Urquhart is not a result of any disagreement between us or Mr. Urquhart pertaining to matters relating to our operations, policies or practices.

APPOINTMENT OF DIRECTORS

ERNEST G. SOROCHAN
Effective on July 15, 2008, our Board of Directors appointed Ernest G. Sorochan as a member of our Board of Directors, and accepted the consent of Mr. Sorochan as a member of the Board of Directors.

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

SIMEON KING HORTON

Effective on August 18, 2008, our Board of Directors appointed a member to the Board of Directors and accepted the consent of Simeon King Horton as a member of the Board of Directors.

SIMEON KING HORTON. Ms. Horton had previously been a member of the Board of Directors of the Company. Ms. Horton has been actively involved as a petroleum geologist for the past thirty years. From 1996 to present, Ms. Horton has been a consulting petroleum geologist. She has been very active in the Hosston/Cotton Valley trends in North Louisiana and East Texas. She has generated drilling prospects in the area and has successfully been responsible for the drilling of the Hosston/Cotton Valley in an area where there are sixteen to twenty wells per section. From 1989 to 1996, Ms. Horton worked with Grigsby Petroleum in Shreveport, Louisiana, which is owned by Mr. Jack Grigsby, an independent geologist. Grigsby Petroleum is very active in North Louisiana and East Texas, with numerous properties. Included in these properties were Hosston and Cotton Valley production. Ms. Horton was responsible for all the producing properties, the development of the properties, and the drilling of new wells. During 1986, Ms. Horton moved to Shreveport, Louisiana. From 1986-1989, she was a consultant for various oil and gas investors. Previously, Ms. Horton worked for Mr. Dudley Hughes, an independent geologist, in Jackson, Mississippi, from 1977 to 1986. During that time, her experience was in the Mississippi/Alabama Salt Basin, Black Warrior Basin in North Mississippi and Northwest Alabama, and South Florida. The main targets of exploration were the Smackover/Norphlet Formations (being located in the Salt Basin), the Paleozoics (being located in the Black Warrior Basin), and the Sunniland Lime (being located in South Florida). She was also exposed to the Perth Basin, located in Australia. During her time with Dudley Hughes, she was extensively involved in the exploration and development of a very aggressive drilling program and involved in all facets of the industry where she was the district geologist.

Ms. Horton received a Bachelor of Science degree with a major in geology and a minor in mathematics from the University of Southern Mississippi, Hattiesburg, Mississippi in 1977. She graduated with honors and was selected Outstanding Graduating Senior in Geology for the academic year of 1976-1977. Ms. Horton attended geology field camp thru the Rolla School of Mines, University of Missouri, which was conducted in the State of Utah. Ms. Horton is also an active member of the American Association of Petroleum Geologist and the Shreveport Geological Society, Shreveport, Louisiana.

On August 19, 2008, the Company granted to Ms. Horton 400,000 Stock Options exercisable into 400,000 shares of restricted common stock at an exercise price of $6.35 for a period of ten years.

ANGELO VIARD

Effective on September 29, 2008, our Board of Directors appointed a member to the Board of Directors and accepted the consent of Angelo Viard as a member of the Board of Directors. Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of the following individuals: Michael J.
Newport,  Ernest G.  Sorochan,  Robert D.  Fedun,  Simeon King Horton and Angelo
Viard.

ANGELO VIARD. During the past ten years, Mr. Viard has been involved in providing companies with advisory services including, but not limited to, managerial, investment strategy, finance, information technology, compliance, accounting, business development, mergers and acquisitions, and capital fund raising. In a wide range of industry sectors across the United States, South America and Europe. From approximately June 2007 through the current date, Mr. Viard has been the president/chief executive officer of Viard Consulting Services. His role as director of advisory services requires development of an advisory services sector. Mr. Viard's functions include full budgeting responsibilities, management of budgets and planning, creation of policies and administrative procedures to restructure business processes, authoring multi-company employee manuals, design work order tracking and billing interface systems for accounting, and updating business plans, accounting structures and organizational changes to maximize business growth. From approximately August 2006 through June 2007, Mr. Viard was the IT operations manager for Bare Escentuals where he was responsible for developing and coordinating multiple related projects in alignment with strategic and tactical company goals, served as a primary customer advocate, planned and coordinated long term systems strategy, and managed the day to day operations of the IT department, including LAN/WAN architecture, telecommunications and hardware/software support. From approximately August 2005 through August 2006, Mr. Viard was a senior IT audit consultant for PricewaterhouseCoopers LLP where he was responsible for determining the audit documentation, strategy and plan. From approximately December 2004 through August 2005, Mr. Viard was the chief executive officer and founder of Technology Mondial Inc., which was a start-up company specializing in broadband wireless technology in Costa Rica and management and development of wireless connection planning for Latin America. Mr. Viard was also previously employed with OpenTV Inc, where he was manager of information system and technology, Thomas Weisel Partners LLC where he was an information technology brokerage services manager, BancBoston Robertson Stephens & Co. where he was a senior system engineer, and Environmental Chemical Corporation where he was a technical analyst.

Mr. Viard holds a master in computer science, a BS in business management and administration, and an A/A in computer business administration and network.

ITEM 6. EXHIBITS

         Exhibits:

         10.1 Option Agreement between Mainland Resources, Inc. and Westrock Land Corp. dated September 4, 2008 incorporation herein by reference as filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on September 10, 2008.

         10.2 Assignment, Conveyance and Bill of Sale between Mainland Resources, Inc. and Petrohawk Energy Corporation dated August 4, 2008 incorporated herein by reference as filed as an exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on August 8, 2008.


         10.3 Operating Agreement between Mainland Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008 incorporated herein by reference as filed as an Exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on August 26, 2008.

         31.1 Certification of the registrant's Principal Executive Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

         31.2 Certification of the registrant's Principal Financial Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.


         32.1 Certifications of the registrant's Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MAINLAND RESOURCES, INC.

Dated: October 10, 2008     By: /s/ Michael J. Newport
                            ___________________________________________
                            Michael J. Newport, President and
                            Chief Executive Officer


Dated: October 10, 2008     By: /s/ William D. Thomas
                            ___________________________________________
                            William D. Thomas, Chief Financial Officer