Form 10-Q
period 2008-11-30
MAINLAND RESOURCES INC.
filed 2009-01-12
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                          COMMISSION FILE NO. 000-52782

                            MAINLAND RESOURCES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)

                 NEVADA                                90-0335743
    _______________________________       ____________________________________
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

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

                              COMMON STOCK, $0.0001
                              _____________________
                                (Title of Class)

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                 Outstanding as of  January 10, 2009
Common Stock, $0.0001                 39,615,000

                            MAINLAND RESOURCES, INC.

                                    Form 10-Q

Part 1.            FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS
                      Balance Sheets                                           2
                      Statements of Operations                                 3
                      Statements of Cash Flows                                 4
                      Notes to Financial Statements                            5

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        13

Item 3.            Quantitative and Qualitative Disclosures About Market
                   Risk                                                       22

Item 4.            Controls and Procedures                                    23

Part II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                          24

Item 2.            Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                   24

Item 3.            Defaults Upon Senior Securities                            24

Item 4.            Submission of Matters to a Vote of Security Holders        24

Item 5.            Other Information                                          24

Item 6.            Exhibits                                                   24

PART I

ITEM 1. FINANCIAL STATEMENTS

                             MAINLAND RESOURCES INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2008

                                   (UNAUDITED)



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 (U.S. Dollars)


                                                                                             November 30,       February 29,
                                                                                                 2008               2008
______________________________________________________________________________________________________________________________
                                                                                             (unaudited)          (audited)

                                     ASSETS

   CURRENT ASSETS
      Cash                                                                                    $    393,908       $     19,495
      Deposit on properties (Note 4)                                                               750,000                  -
______________________________________________________________________________________________________________________________

     Total current assets                                                                        1,143,908             19,495

   OIL AND GAS PROPERTIES, unproven (Note 4)                                                     1,105,951              9,176
______________________________________________________________________________________________________________________________

   TOTAL ASSETS                                                                               $  2,249,859       $     28,671
==============================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                                $     98,375       $     38,119
      Accounts payable -  related parties  (Note 7)                                                      -              6,138
      Related party advance (Note 7)                                                                     -             83,239
______________________________________________________________________________________________________________________________

   TOTAL CURRENT LIABILITIES                                                                        98,375            127,496
______________________________________________________________________________________________________________________________

   STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
   Common stock, 200,000,000 shares authorized with $0.0001 par value
   Issued and outstanding - 39,615,000 common shares                                                 3,961              3,362
      (February 29, 2008 - 33,615,000)
   Additional paid-in-capital                                                                   14,850,600             54,014
   Deficit accumulated during exploration stage                                                (12,703,077)          (155,779)
______________________________________________________________________________________________________________________________
                                                                                                 2,151,484            (98,403)
   Other comprehensive income:
      Foreign currency loss                                                                              -               (422)
______________________________________________________________________________________________________________________________

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          2,151,484            (98,825)
______________________________________________________________________________________________________________________________

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                         $  2,249,859       $     28,671
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                                   May 12, 2006
                                                      Three Months Ended                Nine Months Ended         (inception) to
                                                  November 30,     November 30,    November 30,     November 30,    November 30,
                                                     2008             2007            2008             2007            2008
__________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                   20,514            5,750            67,848         11,658          127,097
   Mineral property costs                                    -            9,052                 -          9,909           14,510
   Consulting Fees                                      44,123                -           536,480              -          536,480
   Management and rent fees - related party             30,000                -            86,000              -          100,420
     (Note 7)
   Marketing expenses                                   24,280                -           921,107              -          921,107
   Professional fee                                     66,333           13,795           179,029         50,421          246,629
   Salary expense (Note 6)                           1,182,500                -        10,797,185              -       10,797,185
__________________________________________________________________________________________________________________________________

NET OPERATING LOSS                                  (1,367,750)         (28,597)      (12,587,649)       (71,988)     (12,743,428)

OTHER INCOME
   Gain on settlement of debt                                -                -            33,239              -           33,239
   Interest income                                       1,085                -             7,112              -            7,112
__________________________________________________________________________________________________________________________________

NET LOSS                                            (1,366,665)         (28,597)      (12,547,298)       (71,988)     (12,703,077)

Comprehensive income (loss):
Foreign currency translation adjustment                      -                -               422              -                -
__________________________________________________________________________________________________________________________________

COMPREHENSIVE LOSS                               $  (1,366,665)     $   (28,597)    $ (12,546,876)   $   (71,988)    $(12,703,077)
==================================================================================================================================



BASIC
   LOSS PER COMMON SHARE                         $       (0.03)     $     (0.00)    $       (0.33)   $     (0.00)
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   - BASIC                                          39,615,000       27,812,790        38,188,768     23,665,920
=================================================================================================================




   The accompanying notes are an integral part of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Nine months ended                 May 12, 2006
                                                                                    November 30,                  (inception) to
                                                                              2008               2007           November 30, 2008
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $ (12,547,298)       $   (71,988)         $  (12,703,077)
  Adjustments to reconcile net loss to net cash used in operating activities:
     - Non-cash mineral property expenditures (recoveries)                      (33,239)                 -                 (28,799)
     - Stock-based compensation (Note 6)                                     10,797,185                  -              10,797,185
     - Donated services and expenses                                                  -              6,367                  14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Decrease in prepaid expenses and other                                         -              3,000                       -
     - (Decrease) in accounts payable - related parties                          (6,138)                 -                       -
    - Increase in accounts payable and accrued liabilities                       60,256             22,961                  98,375
___________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                        (1,729,234)           (39,660)             (1,821,896)
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in oil and gas property                                         (1,846,775)                 -              (1,855,951)
___________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                  (1,846,775)                 -              (1,855,951)
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                          3,950,000             20,452               3,988,516
    Advances from related party                                                       -              9,900                  83,239
___________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     3,950,000             30,352               4,071,755
___________________________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             422               (339)                      -
___________________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                     374,413             (9,647)                393,908

CASH, BEGINNING OF PERIOD                                                        19,495             14,236                       -
___________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                       $     393,908        $     4,589          $      393,908
===================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                               $           -        $         -          $            -
     Cash paid for income taxes                                           $           -        $         -          $            -
     Common stock issued for acquisition of mineral property              $           -        $         -          $        4,440
     Common stock issued for satisfaction of liability                    $      50,000        $         -          $       50,000
     Donated services and expenses                                        $           -        $     6,367          $       14,420




   The accompanying notes are an integral part of these financial statements.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Mainland Resources Inc. (the "Company") is an exploration stage company that was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Notes 3 and 4). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008. Completion of the well is expected by the end of January 2009.

GOING CONCERN
The Company commenced operations on May 12, 2006 and has not realized any revenues since inception. As of November 30, 2008, the Company has an accumulated deficit of $12,703,077. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date, the Company has funded its initial operations by way of private placements of common stock and advances from related parties. During the nine month period, the Company completed a private placement at $0.67 per unit with each unit consisting of one common share and one half warrant at $1.33 per share exercisable for a period of one year from issuance (refer to Note 5).

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of November 30, 2008, there has been no asset retirement obligations rendered.

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

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. Cash and cash equivalents exceeding federally insured limits totaled $138,648 at November 30, 2008.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2008, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


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

NOTE 4 - OIL AND GAS PROPERTIES
________________________________________________________________________________

EAST HOLLY PROSPECT
On February 27, 2008, the Company entered into an option agreement (the "Option Agreement") with Kingsley Resources, Inc. ("Kingsley"), pursuant to which the Company acquired all the right, title and interest Kingsley has in and to certain leasehold estates in the state of Louisiana ("the Leases") which were the subject of a purchase agreement dated December 11, 2007, and modified February 1, 2008 (collectively, the "Leasehold Purchase Agreement") between Kingsley and Permian Basin Acquisition Fund ("Permian"), pursuant to which Kingsley had the right to acquire the sub-surface rights provided for in the Leases. In order to complete the acquisition of the Leases the Company was required to pay $100,000 on April 2, 2008 to Kingsley and assume all of Kingsley's obligations under the Leasehold Purchase Agreement. On March 14, 2008, the Company completed the Option

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

EAST HOLLY PROSPECT (CONTINUED)
agreement and the Leasehold Purchase Agreement at a total cost of $687,596, which includes the $100,000 that was paid on April 2, 2008, for approximately 2,551 net acres.

COTTON VALLEY/ HAYNESVILLE
The Company has leased various other properties totalling approximately 144 net acres, consisting of approximately 84 net acres leased as of February 29, 2008 and added 60 net acres leased during the nine month period ended November 30, 2008 for an additional consideration of $22,753. These additional property leases, within the Cotton Valley/Haynesville trend in the state of Louisiana, are for three year terms. The Company has a 100% Working Interest and a 75% N.R.I. in the leases comprising a total of 2,695 net acres.

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

Under the terms of the Agreement, Petrohawk has agreed to pay 100% of the costs of development associated with the first well drilled below the Cotton Valley Formation, including drilling, completing and fracture stimulating, as well as costs up to and including pipeline connection. Petrohawk has also agreed to pay 80% of all costs of the second well drilled on the Leases below the base of the Cotton Valley with the Company paying the remaining 20% of the costs. For the third and all subsequent wells drilled on the Leases below the base of the Cotton Valley Formation, Petrohawk will pay 60% and the Company will pay 40%.

The Company will transfer 60% of its De Soto Parish leases to Petrohawk at closing, but only as the Leases relate to all depths below the base of the Cotton Valley Formation, and specifically the Haynesville Shale. Petrohawk agrees to gather and market the Company's production from above the base of the Cotton Valley Formation, pursuant to a mutually acceptable agreement.

GRIFFITHS 11- #1
The first well under the Petrohawk Venture Agreement, the Griffiths 11- #1, began drilling in October 2008. It is expected that the well will be completed and in production by the end of January 2009.

MISSISSIPPI PROSPECT
On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisitions costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was extended on October 15, 2008 and then again on November 30, 2008 whereby the current option period has been extended until February 1, 2009. Additional deposits of $250,000 and $100,000 were paid on October 17, 2008 and December 1, 2008 in connection with these extensions.


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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
________________________________________________________________________________
All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 20:1 forward stock split on March 11, 2008 and the 1.5:1 forward stock split on May 29, 2008 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

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

During the nine month period, the Company completed a private placement of 6,000,000 unregistered units at $0.67 per unit for proceeds of $4,000,000. Of this amount, $50,000 was by way of a settlement of debt and the remaining $3,950,000 was received in cash. Each unit consists of one common share and one-half non-transferable share purchase warrant; one whole non-transferable purchase warrant is exercisable at $1.33 per share for a period of one year from the date of issuance ending on May 1, 2009.

(C)      OTHER ISSUANCES
On July 15, 2006, the Company issued 3,105,000 shares of common stock at a price of $0.0014 per share on settlement of $4,440 for mineral property acquisition.

(D)      SHARE PURCHASE WARRANTS
Details of the Company's share purchase warrants issued and outstanding as of November 30, 2008 are as follows:


  Exercise price     Weighted average price       Number of warrants to purchase shares                 Expiry Date
________________________________________________________________________________________________________________________________

      $1.33                   $1.33                             3,000,000                               May 1, 2009



The Company's share purchase warrants activity for the period ended November 30, 2008 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Warrants           Price per share           In contractual life (in years)
________________________________________________________________________________________________________________________________

Balance, February 29, 2008                           -                        $      -                                 -
Issued                                       3,000,000                            1.33                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
________________________________________________________________________________________________________________________________

Balance, November 30, 2008                   3,000,000                        $   1.33                              0.42
================================================================================================================================



NOTE 6 - STOCK OPTION PLAN
________________________________________________________________________________

On April 7, 2008, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 2,200,000 options to acquire common shares with terms of up to 10 years. On July 9, 2008, the Board of Directors of the Company ratified, approved and amended the Stock Option Plan for the Company increasing the allowable grant from 2,200,000 options to 3,800,000 options. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 6 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________
Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of Directors, on April 7, 2008, the Company granted 2,100,000 fully vested stock options to certain officers, directors and management of the Company at $1.17 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $2,457,000 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in the quarter ended May 31, 2008.

As approved by the Board of Directors, between July 9, 2008 and August 19, 2008, the Company granted a total of 1,350,000 fully vested stock options to certain officers and directors of the Company at prices ranging from $4.20 per share to $6.35 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $7,157,685 and was determined using the Black-Scholes option pricing model with the following assumptions; expected lives of 5 years, risk free interest rates ranging from 3.07% - 3.12%, dividend yields of 0% and expected volatility of 260%. This amount was recorded as a stock based compensation expense in the quarter ended August 31, 2008.

As approved by the Board of Directors, on November 18, 2008, the Company granted a total of 250,000 fully vested stock options to a director of the Company at $5.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,182,500 and was determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.22%, a dividend yield of 0% and expected volatility of 260%. This amount has been recorded as a stock based compensation expense in the quarter ended November 30, 2008.

The Company's stock option activity for the period ended November 30, 2008 is summarized as follows:


                                                             Weighted average exercise     Weighted average remaining
                                         Number of Options        Price per share        In contractual life (in years)
_________________________________________________________________________________________________________________________

Balance, February 29, 2008                           -                    $      -                              -
Granted                                      3,700,000                        2.81                              -
Expired                                              -                           -                              -
Exercised                                            -                           -                              -
_________________________________________________________________________________________________________________________

Balance, November 30, 2008                   3,700,000                    $   2.81                           9.50
=========================================================================================================================


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

The Company paid a total of $86,000 in management fees to officers and directors of the Company for the nine month period ending November 30, 2008. During the nine month period ended November 30, 2007, the Company recognized $4,245 for donated services and $2,122 for donated rent for office premises, which has been recorded in office and general expenses.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of November 30, 2008, the Company had net operating loss carryforwards of approximately $1,887,000 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 9 - SUBSEQUENT EVENTS
________________________________________________________________________________

The Option Agreement with Westrock Land Corp was extended on November 30, 2008 whereby the current option period has been extended until February 1, 2009. Additional deposits of $100,000 were paid on December 1, 2008 in connection with the extensions (refer to Note 4).

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

The February 2008 Forward Stock Split was effectuated with a record date of March 11, 2008 upon filing the appropriate documentation with NASDAQ. The February 2008 Forward Stock Split increased issued and outstanding shares of common stock from 1,120,500 to approximately 22,410,000 shares of common stock. The current authorized share capital continued to be 200,000,000 shares of common stock with a par value of $0.0001 per share.

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

The May 2008 Forward Stock Split was effectuated with a record date of May 29, 2008 upon filing the appropriate documentation with NASDAQ. The May 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 26,410,000 to approximately 39,615,000 shares of common stock. The total number of shares of common stock issued and outstanding had previously been 22,410,000 since March 11, 2008 pursuant to a forward stock split effectuated pursuant to the February 2008 Forward Stock Split. We subsequently issued 4,000,000 shares in accordance with the terms and provisions of a private placement offering thus bringing the total number of issued and outstanding shares of common stock to 26,410,000 as of May 29, 2008. The current authorized share capital continued to be 200,000,000 shares of common stock with a par value of $0.0001 per share.

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

DRILLING INITIATIVES

As of the date of this Quarterly Report, in conjunction with our joint venture partner, Petrohawk Energy Corporation ("Petrohawk"), our technical team (guided by management) will determine our drilling initiatives. These initiatives are based on project priority, leasehold requirements and availability of resources, access, costs and a number of factors that go into strategic planning. With regards to the East Holly Field, management intends to drill its initial well to a depth similar to that of other area participants in the Cotton Valley and Hosston formations and the Haynesville Shale. The technical team in conjunction with our joint venture partner expects that other wells drilled in this region will be based on the detailed data gained through the initial well drilling process. Our first well the Griffith Well No.1-H was spudded on October 20, 2008.

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

WESTROCK LAND CORP.

Effective on September 4, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock Land Corp. ("Westrock") to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi (the "Leases"). In accordance with the terms and provisions of the Option Agreement: (i) we will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) we have agreed to pay certain acquisition costs per net mineral acre and also paid a $500,000 deposit to secure the Option Agreement; (iii) the balance of the acquisition costs totaling $2,275,000 will be due and payable upon completion of the due diligence, which Option Agreement is subject to the completion of standard due diligence review by us to be completed no later than October 15, 2008; and (iv) upon closing scheduled no later than October 15, 2008, Westrock shall assign to us all of its right, title and interest in and to the Leases free and clear of all liens and encumbrances. On October 15, 2008 and subsequently on November 30, 2008, the Option Agreement was extended pursuant to which the option period was extended until February 1, 2009. Additional deposits of $250,000 and $100,000 were paid on October 17, 2008 and December 1, 2008 in connection with these extensions.

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

Effective August 4, 2008, we entered into a definitive binding agreement with Petrohawk consummating the transaction described above (the "Agreement"), together with associated assignment, conveyance and bill of sale (the "Assignment"). In accordance with the terms and provisions of the Assignment, we have effectively transferred and conveyed to Petrohawk sixty percent (60%) of our 100% right, title and interest in and to the leases in the DeSoto Parish. Petrohawk has been designated as the operator on all development relating to the leases. On October 20, 2008, the Griffith Well No. 1-H was spudded. Management expects that the Griffith Well No. 1-H will be completed by the end of January 2009.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended November 30, 2008 and November 30, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.


RESULTS OF OPERATION

                                                     NINE-MONTH PERIOD ENDED NOVEMBER 30,    FOR THE PERIOD FROM MAY 12, 2006
                                                          2008 AND NOVEMBER 30, 2007         (INCEPTION) TO NOVEMBER 30, 2008
                                                     ____________________________________    ________________________________

General and administrative expenses
    Office and general                                   $    67,848         $ 11,658                 $   127,097
    Mineral property costs                                       -0-            9,909                      14,510
    Consulting fees                                          536,480              -0-                     536,480
    Management fees and rent fees -related party              86,000              -0-                     100,420
    Marketing expenses                                       921,107              -0-                     921,107
    Professional fees                                        179,029           50,421                     246,629
    Salary expense                                        10,797,185              -0-                  10,797,185
                                                     __________________________________________________________________________
Net operating loss                                      ($12,587,649)        ($71,988)               ($12,743,428)
Other income
   Gain on settlement of debt                                 33,239              -0-                      33,239
   Interest income                                             7,112              -0-                       7,112
                                                     __________________________________________________________________________
Net loss                                                ($12,547,298)       ($71,988)                ($12,703,077)
   Foreign currency translation adjustment                       422              -0-                         -0-
                                                     __________________________________________________________________________
Comprehensive loss                                      ($12,546,876)        ($71,988)               ($12,703,077)
                                                     ==========================================================================


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

NINE MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO NINE MONTH PERIOD ENDED NOVEMBER 30, 2007.

Our net loss for the nine month period ended November 30, 2008 was ($12,547,298) compared to a net loss of ($71,988) during the nine month period ended November 30, 2007 (an increase of $12,475,310). During the nine month periods ended November 30, 2008 and November 30, 2007, we did not generate any revenue.

Our net operating loss during the nine month period ended November 30, 2008 was ($12,587,649) compared to a net operating loss of ($71,988) during the nine month period ended November 30, 2007 (an increase of $12,515,661). During the nine month period ended November 30, 2008, we incurred general and administrative expenses of $12,587,649 compared to $71,988 incurred during the nine month period ended November 30, 2007 (an increase of $12,515,661). These expenses incurred during the nine month period ended November 30, 2008 consisted of: (i) office and general of $67,848 (2007: $11,658); (ii) mineral property costs of $-0- (2007: $9,909); (iii) consulting fees of $536,480 (2007: $-0-);
(iv) management and rent fees - related party of $86,000 (2007: $-0-); (v) marketing expenses of $921,107 (2007: $-0-); (vi) professional fees of $179,029 (2007: $50,421); and (vii) salary expense of $10,797,185 (2007: $-0-).

General and administrative expenses incurred during the nine month period ended November 30, 2008 compared to the nine month period ended November 30, 2007 increased primarily due to the increase in salary expense and marketing expenses regarding services performed relating to the increased scale and scope of business operations of our interests in the De Soto Parish. Expenses related to salary expense included the valuation of stock options granted to our officers, directors and consultants in the amount of $10,797,185. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating loss of ($12,587,649) during the nine month period ended November 30, 2008 was offset by a gain of $33,239 (2007: $-0-) on settlement of debt and $7,112 (2007: $-0-) in interest income for a net loss of ($12,547,298), which net operating loss was adjusted by $422 in foreign currency translation resulting in a comprehensive loss of ($12,546,876). The weighted average number of shares outstanding was 38,188,768 for the nine month period ended November 30, 2008 (as increased in accordance with the February 2008 Forward Stock Split and the May 2008 Forward Stock Split) compared to 23,665,920 for the nine month period ended November 30, 2007.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2007.

Our net loss for the three month period ended November 30, 2008 was ($1,366,665) compared to a net loss of ($28,597) during the three month period ended November 30, 2007 (an increase of $1,338,068). During the three month periods ended November 30, 2008 and November 30, 2007, we did not generate any revenue.

Our net operating loss during the three month period ended November 30, 2008 was ($1,367,750) compared to a net operating loss of ($28,597) during the three month period ended November 30, 2007 (an increase of $1,339,153). During the three month period ended November 30, 2008, we incurred general and administrative expenses of $1,367,750 compared to $28,597 incurred during the three month period ended November 30, 2007 (an increase of $1,339,153). These expenses incurred during the three month period ended November 30, 2008 consisted of: (i) office and general of $20,514 (2007: $5,750); (ii) mineral property costs of $-0- (2007: $9,052); (iii) consulting fees of $44,123 (2007:
$-0-);  (iv)  management and rent fees - related party of $30,000 (2007:  $-0-);

(v) marketing expenses of $24,280 (2007: $-0-); (vi) professional fees of $66,333 (2007: $13,795); and (vii) salary expense of $1,182,500 (2007: $-0-).

Our net operating loss of ($1,367,750) during the three month period ended November 30, 2008 was offset by $1,085 (2007: $-0-) in interest income for a net loss of ($1,366,665). The weighted average number of shares outstanding was 39,615,000 for the three month period ended November 30, 2008 (as increased in accordance with the February 2008 Forward Stock Split and the May 2008 Forward Stock Split) compared to 27,812,790 for the three month period ended November 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED NOVEMBER 30, 2008

As of November 30, 2008, our current assets were $1,143,908 and our current liabilities were $98,375, which resulted in a working capital surplus of $1,045,533. As of November 30, 2008, total assets were comprised of $393,908 in cash and $750,000 in deposits on oil and gas properties, and $1,105,951 in valuation of oil and gas properties. As of November 30, 2008, current liabilities were comprised entirely of $98,375 in accounts payable and accrued liabilities.

As of February 29, 2008, our total assets were $28,671 comprised of $19,495 in cash and $9,176 in valuation of oil and gas properties. The increase in total assets as of November 30, 2008, as compared to February 29, 2008 was primarily due to the increase in cash resulting from our private placement offering. See "
- Plan of Operation and Funding."

As of February 29, 2008, our total liabilities were $127,496 comprised of: (i) $38,119 in accounts payable and accrued liabilities; (ii) $6,138 in accounts payable - related parties; and (iii) $83,239 in related party advance. The decrease in liabilities as of November 30, 2008 as compared to February 29, 2008 was primarily due to conversion of related party advances to common shares ($50,000) as well as for mineral claims in British Columbia ($33,239).

Stockholders' equity (deficit) increased from ($98,825) as of February 29, 2008 to $2,151,484 as of November 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2008, net cash flows used in operating activities was ($1,729,234) consisting primarily of a net loss of ($12,547,298). Net cash flows used in operating activities was adjusted by $10,797,185 for stock based compensation and ($33,239) for non-cash mineral property recovery. Net cash flows used in operating activities was further changed by ($6,138) a decrease in accounts payable - related party, and $60,256 in increase in accounts payable and accrued liabilities. For the nine month period ended November 30, 2007, net cash flows used in operating activities was ($39,660) consisting primarily of a net loss of ($71,988), which was adjusted by $6,367 for donated services and expenses and changed by an decrease of $3,000 in prepaid expenses and an increase of $22,961 in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine month period ended November 30, 2008, net cash flows from investing activities was ($1,846,775) in investment in oil and gas property compared to $-0- for the nine month period ended November 30, 2007.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended
November 30, 2008, net cash flows provided from financing activities was $3,950,000 compared to $30,352 for the nine month period ended November 30, 2007. Cash flows from financing activities for the nine month period ended November 30, 2008 consisted of proceeds from sale of common stock. Cash flow from financing activities for the nine month period ended November 30, 2007 consisted of proceeds from sale of common stock and advances from related parties.

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

During fiscal year ended February 29, 2008, we engaged in a private placement offering pursuant to which we raised $20,452. As of the date of this Quarterly Report, we have completed a further private placement offering pursuant to which we issued 6,000,000 units at a price of $0.67 per unit (the "Units") for gross proceeds of $4,000,000. Of the $4,000,000, $50,000 was received pursuant to settlement of debt and the remaining aggregate $3,950,000 was received in cash and completed during the nine month period ended November 30, 2008. Each Unit consists of one share of restricted common stock and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share at a price of $1.33 exercisable for a period of one year from the date of issuance ending on May 1, 2009. As at November 30, 2008, all of the warrants remain outstanding and unexercised.

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

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of the acquisition of property.

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

An evaluation was conducted under the supervision and with the participation of our management, including Michael J. Newport, our Chief Executive Officer, and William D. Thomas, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008. Based on that evaluation, Messrs. Newport and Thomas concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine month period ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

STOCK OPTION PLAN

On November 18, 2008, we granted a further 250,000 stock options to our new director exercisable at $5.00 per share for an exercisable period of ten years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

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


                            MAINLAND RESOURCES, INC.


Dated: January 10, 2009
                            By: /s/ MICHAEL J. NEWPORT
                            __________________________________________
                            Michael J. Newport, President and
                            Chief Executive Officer


Dated: January 10, 2009
                            By: /s/ WILLIAM D. THOMAS
                            ___________________________________________
                            William D. Thomas, Chief Financial Officer