Form 10-K
period 2009-02-28
MAINLAND RESOURCES INC.
filed 2009-05-29
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 2009

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

                       20333 STATE HIGHWAY 249, SUITE 200
                              HOUSTON, TEXAS 77070
                              ____________________
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers  revenues for its most recent fiscal year $516,579.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. May 12, 2009: $118,845,000

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding as of May 17, 2009
Common Stock,  $0.001                           39,805,001*

*Increased from 1,120,500 shares of common stock to 22,410,000 shares of common stock based upon the February 2008 Forward Stock Split and further increased to 26,410,000 based upon the May 2008 Forward Stock Split.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             MAINLAND RESOUCES, INC.
                                    FORM 10-K

INDEX

Item      1. Business                                                          4

Item      1A. Risk Factors                                                    17

Item      1B. Unresolved Staff Comments                                       29

Item      2. Properties                                                       29

Item      3. Legal Proceedings                                                29

Item      4. Submission of Matters to a Vote of Security Holders              29

Item      5. Market for Registrant's Common Equity,  Related
             Stockholder Matters and Issuer Purchases of Equity Securities    29

Item      6. Selected Financial Data                                          34

Item      7. Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                         36

Item      7A. Quantity and Qualitative Disclosure About Market Risks

Item      8. Financial Statements and Supplemental Data                       41

Item      9. Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         58

Item      9A. Controls and Procedures                                         59

Item      9B. Other Information                                               60

Item      10. Directors, Executive Officers and Corporate Governance          60

Item      11. Executive Compensation                                          68

Item      12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      71

Item      13. Certain Relationships and Related Transactions and
              Director Independence                                           74

Item      14. Principal Accountant Fees and Services                          75

Item      15. Exhibits and Financial Statement Schedules                      75

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Mainland Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov


PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Mainland Resources, Inc. was incorporated under the laws of the State of Nevada on May 12, 2006 and had been engaged in the business of acquisition, exploration and development of mineral properties in the United States since its inception. We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in East Holly Field, De Soto Parish in northwest Louisiana (the "De Soto Parish") as more fully described below. To date, we have acquired approximately 2,551 net acres within the De Soto Parish. We have also leased various other properties totaling approximately 144 net acres within the Cotton Valley/Haynesville trend in the State of Louisiana as more fully described below.

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

The May 2008 Forward Stock Split was effectuated with a record date of May 29, 2008 upon filing the appropriate documentation with NASDAQ. The May 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 26,410,000 to approximately 39,615,000 shares of common stock. The total number of shares of common stock issued and outstanding had previously been 22,410,000 since March 11, 2008 pursuant to a forward stock split effectuated pursuant to the February 2008 Forward Stock Split. We subsequently issued 4,000,000 shares in accordance with the terms and provisions of a private placement offering thus bringing the total number of issued and outstanding shares of common stock to 26,410,000 as of May 29, 2008. The current authorized share capital continued to be 200,000,000 shares of common stock with a par value of $0.0001 per share. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer, Inc., 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada 89074.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in the De Soto Parish. To date, we have acquired approximately 2,551 net acres within the De Soto Parish. We have also leased various other properties totaling approximately 144 net acres within the Cotton Valley/Haynesville trend in the State of Louisiana as more fully described below.

OIL AND GAS PROPERTIES

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

On March 14, 2008, we paid to Permian the aggregate amount of $587,596, which amount did not include the $100,000 required to be paid by us to Kingsley under the terms of the Option Agreement, the $100,000 was paid to Kingsley on April 2, 2008. In accordance thereof, the right, title and interest of Permian and Kingsley in the Leases were transferred to us effective March 14, 2008 by way of assignment. As of the date of this Annual Report, we have completed the Option Agreement and the Leasehold Purchase Agreement at a total cost of $687,596 (which included the $100,000 previously paid to Kingsley) for approximately 2,551 net acres.

COTTON VALLEY/HAYNESVILLE

As of the date of this Annual Report, we have leased various other properties totaling approximately 144 net acres consisting of approximately 84 net acres leased as of February 29, 2008 and an additional 60 net acres leased during the nine month period ended November 30, 2008 for payment of additional consideration of $22,753. These additional property leases within the Cotton Valley/Haynesville trend in the State of Louisiana are for a three-year term period. We have a 100% working interest and a 75% net revenue interest in the leases.

DRILLING INITIATIVES. As of the date of this Annual Report, in conjunction with our joint venture partner, Petrohawk Energy Corporation ("Petrohawk"), our technical team (guided by management), will determine our drilling initiatives. These initiatives are based on project priority, leasehold requirements and availability of resources, access, costs and a number of factors that go into strategic planning. With regards to the East Holly Field, management intends to drill its initial well to a depth similar to that of other area participants in the Cotton Valley and Hosston formations and the Haynesville Shale. The technical team in conjunction with our joint venture partner expects that other wells drilled in this region will be based on the detailed data gained through the initial well drilling process.

PETROHAWK AGREEMENT. Effective on July 14, 2008, our Board of Directors entered into a binding venture agreement (the "Letter Agreement") with Petrohawk relating to the joint development of acreage of the Company's leases in DeSoto Parish, Louisiana. In accordance with the terms and provisions of the Letter
Agreement: (i) Petrohawk agreed to pay 100% of the costs of development associated with the first well drilled below the Cotton Valley Formation, including drilling, completing and fracture stimulating, as well as costs up to and including pipeline connection; (ii) Petrohawk agreed to pay 80% and we agreed to pay 20% of all costs of the second well drilled below the base of the Cotton Valley Formation; and (iii) Petrohawk agreed to pay 60% and we agreed to pay 40% of all costs of the third well drilled below the base of the Cotton Valley Formation. In accordance with the further terms and provisions of the Letter Agreement, we agreed to transfer 60% of our leases in the DeSoto Parish to Petrohawk at closing, but only as such leases related to all depths below the base of the Cotton Valley Formation and specifically the Haynesville Shale. Petrohawk further agreed to gather and market our production from above the base of the Cotton Valley Formation pursuant to a mutually acceptable agreement. The Letter Agreement was subject to due diligence.

Effective August 4, 2008, we entered into a definitive binding agreement with Petrohawk consummating the transaction described above (the "Peotrhawk Agreement"), together with associated assignment, conveyance and bill of sale (the "Assignment"). In accordance with the terms and provisions of the Assignment, we have effectively transferred and conveyed to Petrohawk sixty percent (60%) of our 100% right, title and interest in and to the leases in the DeSoto Parish. Petrohawk has been designated as the operator on all development relating to the leases.

GRIFFITHS 11-#1 WELL. On October 20, 2008, the Griffith Well No. 10H was spudded. The Griffiths 11-#1 well commenced production at the end of January 2009. The approximate reading for total gas produced from the Griffiths 11-#1 well and shipped to market through March 10, 2009 was reported at 568,856 MCF or ..568 BCF. We believe that the recoverable reserves for the Griffith 11-#1 well may ultimately be from 7.5 BCF to 15.81 BCF. The 15.81 BCF rate was determined by a reserve report prepared by T.W. McQuire & Associates, Inc. The ultimate recovery was determined by suing a type curve that uses 80% decline for the first year followed by a 30% decline for the second year, 15% decline for the third year, and a 10% decline over the remaining expected life of the well.

STEPHENSON DOUGLAS LLC 16-#1. The second well under the Petrohawk Agreement, the Stevenson Douglas LLC 16-#1 well, began drilling in April 2009. As of the date of this Annual Report, the Stephenson Douglas LLC 16-#1 well has spud and we cemented surface casing at about 1800 feet. As of the date of this Annual Report, the Stephenson Douglas LLC 16-#1 has been successfully drilled to a depth of 10,700 feet and 7 5/8 inch intermediate casing has been run on the well to this depth. The rig has now been released. Management believes that the Stephenson Douglas LLC 16-#1 well shows similar potentially productive sands in the Hosston and Cotton Valley formations to those discovered in the our Griffiths 11-#1Well. We are awaiting the scheduled arrival of a larger rig capable of whip stocking the well and drilling the lateral portion of the wellbore.

MISSISSIPPI PROSPECT/WESTROCK LAND CORP.

Effective on September 4, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock Land Corp. ("Westrock") to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi (the "Leases"). In accordance with the terms and provisions of the Option Agreement: (i) we will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) we have agreed to pay certain acquisition costs per net mineral acre and also paid a $500,000 deposit to secure the Option Agreement; (iii) the balance of the acquisition costs will be due and payable upon completion of the due diligence, which Option Agreement is subject to the completion of standard due diligence review by us to be completed no later than October 15, 2008; and (iv) upon closing scheduled no later than October 15, 2008, Westrock shall assign to us all of its right, title and interest in and to the Leases free and clear of all liens and encumbrances. On October 15, 2008, November 30, 2008 and subsequently on April 16, 2009, the Option Agreement was extended pursuant to which the option period is currently extended until June 1, 2009. Additional deposits of $250,000, $100,000, $250,000 and $100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008 and April 27, 2009, respectively, in connection with these extensions for a total deposit of $1,200,000.

DRILLING ACTIVITY

As of the date of this Annual Report, the following table sets forth the results of our gas drilling activity:





                GROSS WELLS                         NET WELLS


    Total       Producing        Dry       Total      Producing      Dry

     2              1             -         .80          .40          -

PRODUCTION INFORMATION

During fiscal year ended February 29, 2008 and previous, we had no oil and gas production.

NET PRODUCTION, AVERAGE SALES PRICE AND AVERAGE PRODUCTION COSTS

The table below sets forth the net quantities of gas production (net of all royalties, overriding royalties and production due to others) attributable to us for fiscal year ended February 28, 2009, and the average sales prices, average production costs and direct lifting costs per unit of production.


                           FOR FISCAL YEAR ENDED FEBRUARY 28, 2009

Net production (Mcf)                                               131,442

Average Sales price (per Mcf)*                                      $ 3.93

Average Production Cost (per Mcf)**                                 $ 1.14

* If applicable, would include deductions for transportation, marketing costs, compressor surcharge and BTU factor.

**If  applicable,  would includes  direct lifting costs,  which are comprised of
labor,  repairs  and  maintenance,   materials  and  supplies,  workover  costs,
insurance and property, gathering, compression, marketing and severance taxes

GROSS AND NET PRODUCTIVE GAS WELLS, DEVELOPED ACREAGE

PRODUCTIVE WELLS AND DEVELOPED ACRES

As of the date of this Annual Report, the tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres:


PROSPECT                                       GROSS (1)            NET (2)


East Holly - Haynesville                           1                  .40
Total                                              1                  .40

(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2) A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.


                        DEVELOPED ACREAGE TABLE(1)

PROSPECT                            GROSS (2)              NET (3)

East Holly -Haynesville              640                   256

Total                                640                   256

(1) Consists of acres spaced or assignable to productive wells.

(2) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(3) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

UNDEVELOPED ACREAGE

As of the date of this Annual Report, the table below sets forth our leasehold interest in undeveloped acreage, the chart below reflects the Gross and Net undeveloped acreage for the zones the Company may develop in the future :

PROSPECT                                  GROSS                  NET*

East Holly -Haynesville                   2,055                   822

East Holly- Cotton Valley                 2,695                 2,021

GAS DELIVERY COMMITMENTS

We have no gas delivery commitments.

HAYNESVILLE SHALE AREA

Our oil and gas  properties  are  located in the Gulf  Coast  Salt Basin  trend, outside of the core area initially exploited for the Haynesville Shale. Management believes that over-thickened Haynesville Shale deposits can be isolated which are rich in organic carbon, possess superior rock properties and are gas-charged. A deep well drilled on the leases in 1981 confirmed the presence of highly pressured natural gas within an over-thickened Haynesville shale section. The well was drilled to a depth of 22,000 feet, reaching total depth while still within the Haynesville shale. A poor understanding of shale gas 28 years ago combined with a casing problem in the wellbore, encouraged the operator to plug and abandon the well. We have been able to secure a full suite of data from that well/project area which included: all geophysical log data, drill cuttings, seismic data, drilling reports, and related technical information. This information was critical in determining the quality of the gas within the reservoir, the propensity of the Haynesville Shale to produce gas on the leases, as well as the gas in place per section.

A geophysical assessment of the property was commissioned. Seismic lines crossing the property were reprocessed and a detailed interpretation was made by a geophysicist with strong knowledge of the play. A well-defined dome-shaped structure was mapped and the leased acreage of which sits squarely on the crest is ideally positioned for gas accumulation. A series of maps were produced which image the reservoir surface as well as other potentially prospective horizons on the property. These maps also assist in better evaluating surrounding acreage.

Rock data (cuttings samples) were viewed and sampled and sent to a rock evaluation lab for testing. Parameters such as mineralogy and geochemistry were measured using x-ray diffraction and rock evaluation pyrolysis. Thin section (microscope slide) work was also conducted to better evaluate rock type, mineral characteristics and porosity styles. This data was then provided to a leading petrophysical group who has experience with the Haynesville Shale to complete a petrophysical analysis (log analysis) of the entire prospective section, which included all of the penetrated Haynesville Formation.

The results of these extensive studies suggested that the leases of interest contain significant hydrocarbons. In that the Haynesville is so thick in this locale, vertical wells can be used to develop the property, reducing costs and many of the drilling challenges associated with horizontal wellbores. Drilling costs were estimated by an engineering company experienced in the project area, at between $6-7 million per well, in order to reach a total depth of 22,000 ft. Based on observed production rates within the Haynesville Formation of NW Louisiana and other Bossier Formation wells in East Texas, the highly over-pressured Haynesville observed within the lease of interest may produce at very high rates. Economic analyses conducted suggest that rates in excess of 5mmcf/day will generally be economic, if gas prices are stable in excess of $4mcf. As of May 13, 2009, contract natural gas prices were $4.33/mcf.

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

DEVELOPMENT OF LEASE

The requirement to raise further funding for oil and gas exploration beyond that obtained for the next six month period continues to depend on the outcome of geological and engineering testing occurring over this interval. Based upon the completion of current property evaluations, we will attempt to raise capital to further our drilling program, build production infrastructure and pipeline, and raise additional capital for further land acquisitions. This includes the following activity:

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

NEW LEASE ACQUISITION AND DEVELOPMENT

Additional land acquisitions may be assessed and obtained subject to adequate capital resources being available and further sources of debt and equity being obtained. The following outlines anticipated activities pursuant to this business option.

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

MATERIAL AGREEMENTS

VIARD CONSULTING SERVICES
Effective October 2, 2008, our Board of Directors authorized the engagement of Viard Consulting Services, now known as VCS Group Inc. ("VCS Group") in accordance with the terms and provisions set forth in that certain letter agreement dated February 11, 2009 (the "Agreement"). We engaged VCS Group to render services and related reports to use in order to ensure compliance with
Section 404 of the Sarbanes-Oxley Act of 2002. In accordance with the terms and provisions of the Agreement, VCS Group shall perform certain services including, but not limited to, the following: (i) re-assess our existing controls and business cycles and conduct a risk assessment on each cycle for fiscal year 2009 for audit attestation; (ii) conduct a full review of the management governance process; (iii) assemble a project team to conduct evaluations; (iv) define significant processes, materiality and fraud; (v) document and evaluate internal controls at the entity-wide level; (vi) assist management in development of policies and procedures; (vii) identify deficiencies; (viii) develop and execute independent testing procedures and (ix) summarize findings and report to Board of Directors and management. In furtherance of the terms and provisions of the Agreement, we agreed to pay VCS Group an hourly rate of $155. As of the date of this Annual Report, we have paid VCS Group an aggregate $56,724 for fees and associated expenses. One of our directors, Angelo Viard, is the sole officer, director and shareholder of VCS Group and receives compensation indirectly through VCS Group. See "Item 13. Certain Relationships and Related Transactions and Director Independence."

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

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL ") and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as a hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

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

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Michael J. Newport is our President and Chief Executive Officer and William D. Thomas is our Chief Financial Officer and Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

     WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION AND PRODUCTION ACTIVITIES.

We will require significant additional financing in order to continue our exploration and development activities and our production activities and our assessment of the commercial viability of certain of our oil and gas properties. Furthermore, if the cost of our planned exploration, development and production programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration and development and production of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration and production stage. Although we have revenues from operations, we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as certain of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and gas properties. Further, if we are able to establish that development of our oil and gas properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our oil and gas properties into production and recover our investment.

As our oil and gas properties do not contain any reserves, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration and development program that we carry out will establish reserves. Certain of our oil and gas properties are in the exploration stage as opposed to the development stage and have no known body of reserves. The known reserves at these projects have not yet been determined to be economic, and may never be determined to be economic. We plan to conduct further exploration activities on our oil and gas property, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial reserves exist on our mineral property. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that our property contains commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded establishing that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our oil and gas property can be commercially developed.

     OUR EXPLORATION AND DEVELOPMENT ACTIVITIES ON OUR OIL AND GAS PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

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

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract oil and gas, and to develop the drilling and processing facilities and infrastructure at any chosen site. Whether an oil and gas reserve will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the reserve; oil and natural gas prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and gas and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any oil or gas reserves in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable reserves of oil or natural gas on our property.

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

     WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling ($13,731,959) from May 12, 2006 (inception) to February 28, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

     WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS' REPORT ACCOMPANYING OUR FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 FINANCIAL STATEMENTS.

The independent auditor's report accompanying our February 28, 2009 and February 29, 2008 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

     OUR DRILLING OPERATIONS MAY NOT BE SUCCESSFUL.

There can be no assurance that our current well re-completion activities or drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will ever come to a successful fruition and, if it does, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

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

     PROSPECTS THAT WE DECIDE TO DRILL MAY NOT YIELD NATURAL GAS OR OIL IN COMMERCIALLY VIABLE QUANTITIES.

We describe our East Holly Field and our Cotton Valley prospects in this Annual Report. Our prospects were in the stage of preliminary evaluation and assessment and we have decided to drill on the property. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

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

     WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Michael J. Newport, our Chief Executive Officer, and William D. Thomas, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

     OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officers and directors serve only part time and are subject to conflicts of interest. Each devotes part of his working time to other business endeavors, including consulting relationships with other entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors will be subject to conflicts of interest. Currently, we have a policy in place to address such conflicts of interest.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 39,615,000 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 417,000 Pre-February 2008 Forward Stock Split and May 2008 Forward Stock Split shares of our common stock pursuant to the Registration Statement declared effective on August 24, 2007 (12,510,000 shares post-February 2008 Forward Stock Split and May 2008 Forward Stock Split). As a further result of the Registration Statement, 1,000,000 Pre-February 2008 Forward Stock Split and May 2008 Forward Stock Split shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock (30,000,000 shares Post February 2008 Forward Stock Split and May 2008 Forward Stock Split).

As of the date of this Annual Report, there are 15,780,001 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See "Item 5. Market for Common Equity and Related Stockholder Matters."

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our principal office space located at 20333 State Highway 249, Suite 200, Houston, Texas 77070. The office space is for corporate identification, mailing, and courier purposes only and costs us approximately $1,500 monthly. The office and services related thereto may be cancelled at any time with a thirty day notice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended February 28, 2009, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

            QUARTER ENDED               HIGH BID           LOW BID

          February 28, 2009               $4.10             $4.00
          November 30, 2008               $4.76             $4.65
           August 31, 2008                $6.30             $6.20
            May 31, 2008                  $6.00             $4.40
          February 29, 2008               $1.75             $1.75
          November 30, 2007               $0.009            $0.009
           August 31, 2007                $0.009            $0.009
            May 31, 2007                  $0.009            $0.009

As of May 22, 2009, we had 51 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

FORWARD STOCK SPLIT

FEBRUARY 2008 FORWARD STOCK SPLIT

On February 25, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved the February 2008 Forward Stock Split. Each of our shareholders holding one share of common stock was entitled to receive an additional twenty shares of our restricted common stock. The additional shares of our common stock to be issued to the shareholders in accordance with the February 2008 Forward Stock Split were mailed on approximately March 15, 2008 without any action on the part of the shareholders.

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

MAY 2008 FORWARD STOCK SPLIT

On May 12, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved the May 2008 Forward Stock Split.

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

The May 2008 Forward Stock Split was effectuated with a record date of May 29, 2008 upon filing the appropriate documentation with NASDAQ. The May 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 26,410,000 to 39,615,000 shares of common stock. The total number of shares of common stock issued and outstanding had previously been 22,410,000 since March 11, 2008 pursuant to a forward stock split effectuated pursuant to the February 2008 Forward Stock Split. We subsequently issued 4,000,000 shares in accordance with the terms and provisions of a private placement offering thus bringing the total number of issued and outstanding shares of common stock to 26,410,000 as of May 29, 2008. The current authorized share capital continued to be 200,000,000 shares of common stock with a par value of $0.0001 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Mainland Resources Inc. 2008 Stock Option Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:


                                 NUMBER OF SECURITIES TO BE                                     NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING         FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
        PLAN CATEGORY                       (A)                           (B)                  (EXCLUDING COLUMN (A))
_______________________________________________________________________________________________________________________
Equity Compensation Plans
Approved by Security Holders                    -0-                          -0-                             -0-

Equity Compensation Plans Not
Approved by Security Holders
Warrants                                  3,000,000                        $1.33                             -0-

2008 Stock Option                         1,200,000*                        1.17                             -0-

Plan                                      1,900,000                         3.00                        200,000

Total                                     6,100,000                         2.82                        200,000


*We originally granted an aggregate of 2,100,000 Stock Options to certain of our officers, directors and management at an exercise price of $1.17 per share. Of these Stock Options, an aggregate 900,000 previously granted to one of our directors were cancelled.

2008 STOCK OPTION PLAN

On April 7, 2008, our Board of Directors authorized and approved the adoption of the 2008 Plan effective April 7, 2008, under which an aggregate of 3,800,000 (as increased in accordance with the May 2008 Forward Stock Split) of our shares may be issued.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2008 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2008 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 3,800,00 shares as at the date of adoption by the Board of Directors of the 2008 Plan (as increased in accordance with the May 2008 Forward Stock Split). At the time a Stock Option is granted under the 2008 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended February 28, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

JULY 2008 PRIVATE PLACEMENT OFFERING
Effective May 2008, we completed a private placement offering (the "2008 Private Placement") with certain non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the 2008 Private Placement, we issued to the Investors an aggregate of 6,000,000 units at a per unit price of $0.67 (the "Unit") in our capital for aggregate proceeds of $4,000,000. Of the amount of $4,000,000 received, $50,000 was as settlement of debt and the remaining $3,950,000 was received in cash. Each Unit was comprised of one share of restricted common stock and one-half non-transferable warrant (the "Warrant"). Each Warrant is exercisable at $1.33 per share for a period of one year from the date of issuance ending on May 1, 2009 (the "Exercise

Period"). On April 29, 2009, our Board of Directors pursuant to written consent resolutions approved a thirty-day extension to the Exercise Period to June 1, 2009 based on current market conditions.

The Units  under the 2008  Private  Placement  were  sold to  non-United  States
Investors  in reliance  on  Regulation  S  promulgated  under the United  States
Securities Act of 1933, as amended (the "Securities Act"). The 2008 Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

CONSULTING AGREEMENT

Effective on March 17, 2009, we issued 2,500 shares of our restricted common stock at a per share price of $3.55 in accordance with the terms and provisions of a consulting services agreement. The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended February 28, 2009 and February 29, 2008 and the selected balance sheet data as of February 28, 2009 and February 29, 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

                                FISCAL YEARS ENDED       FOR THE PERIOD FROM
                                FEBRUARY 28,  2009      MAY 12, 2006 (INCEPTION)
                              AND FEBRUARY 29, 2008       TO FEBRUARY 28, 2009
                           ____________________________ ________________________

STATEMENT OF OPERATIONS
DATA
REVENUES
   Oil and gas revenue         $516,579            -0-            $516,579
GENERAL AND
ADMINISTRATIVE EXPENSES
    Operating costs and        $149,323            -0-            $149,323
    taxes
    Depletion Allowance          12,000            -0-              12,000
    Consulting fees             595,374            -0-             595,374
    Management and rent         126,400          8,627             140,820
    fees - related party
    Marketing expenses          921,107            -0-             921,107
    Mineral property                -0-         10,070              14,510
    costs
    Office and general           82,798         58,657             142,047
    Professional fees           243,710         67,169             311,310
    Salary expense           12,002,685            -0-          12,002,685
NET OPERATING LOSS          (13,616,818)      (144,523)        (13,772,597)
OTHER INCOME
    Gain on settlement           33,239            -0-              33,239
    of debt
    Interest income               7,399            -0-               7,399
NET LOSS                   ($13,576,180)     ($144,523)       ($13,731,959)

     Foreign currency               422           (617)                 -0-
     translation
     adjustment
COMPREHENSIVE LOSS         ($13,575,758)     ($145,140)       ($13,731,939)
BALANCE SHEET DATA
TOTAL ASSETS                 $2,398,332        $28,671
TOTAL LIABILITIES                70,230        127,496
STOCKHOLDERS EQUITY
(DEFICIT)                    $2,328,102       ($98,825)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (May 12, 2006) to fiscal year ended February 28, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have generated limited revenue to date. The above table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

FISCAL YEAR ENDED FEBRUARY 28, 2009 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 2008.

Our comprehensive loss for fiscal year ended February 28, 2009 was ($13,575,758) compared to a comprehensive loss of ($145,140) during fiscal year ended February 29, 2008 (an increase of $13,430,618). During fiscal year ended February 28, 2009, we generated $516,579 in oil and gas revenue compared to $-0- generated during fiscal year ended February 29, 2008.

During fiscal year ended February 28, 2009, we incurred general and administrative expenses of $14,133,397 compared to $144,523 incurred during fiscal year ended February 29, 2008 (an increase of $13,988,874). These general and administrative expenses incurred during fiscal year ended February 28, 2009 consisted of: (i) operating costs and taxes of $149,323 (2008: $-0-); (ii) depletion allowance of $12,000 (2008: $-0-); (iii) consulting fees of $595,374 (2008: $-0-); (iv) management and rent fees-related party of $126,400 (2008:
$8,627); (v) marketing expenses of $921,107 (2008: $-0-); (vi) mineral property costs of $-0- (2008: $10,070); (vii) office and general of $82,798 (2008:
$58,657);  (viii) professional fees of $243,710 (2008: $67,169); and (ix) salary expense of $12,002,685 (2008: $-0-).

Of the $14,133,397 incurred as general and administrative expenses during fiscal year ended February 28, 2009, we incurred management fees of $126,400 payable to our officers and directors. See "Item 11. Executive Compensation".

General and administrative expenses incurred during fiscal year ended February 28, 2009 compared to fiscal year ended February 29, 2008 increased primarily due to the increase in salary expense of $12,002,685 relating to the valuation of stock based compensation, and the increase in consulting fees of $595,374, marketing expenses of $921,107 and professional fees of $243,710 relating to the increased scale and scope of our business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating loss during fiscal year ended February 28, 2009 was ($13,616,818) compared to a net operating loss of ($144,523) during fiscal year ended February 29, 2008 (an increase of $13,472,295).

During fiscal year ended February 28, 2009, we recorded other income in the amount of $33,239 (2008: $-0-) in gain on settlement of debt and $7,399 (2008:
$-0-) in interest income. This resulted in a net loss of ($13,576,180) for fiscal year ended February 28, 2009 compared to a net loss of ($144,523) for fiscal year ended February 29, 2008.

Our net loss of (13,576,180) for fiscal year ended February 28, 2009 was offset for foreign currency translation adjustment of $422 (2008: ($617). This resulted in a comprehensive loss of ($13,575,758) for fiscal year ended February 28, 2009 as compared to a comprehensive loss of ($145,140) for fiscal year ended February 29, 2008. The weighted average number of shares outstanding was 38,527,911 for fiscal year ended February 28, 2009 (as increased in accordance with the February 2008 Forward Stock Split and the May 2008 Forward Stock Split) compared to 26,106,803 for fiscal year ended February 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 28, 2009

As at fiscal year ended February 28, 2009, our current assets were $1,623,321 and our current liabilities were $70,230, which resulted in a working capital surplus of $1,553,091. As at fiscal year ended February 28, 2009, current assets were comprised of: (i) $150,276 in cash; (ii) $373,045 in accounts receivable; and (iii) $1,100,000 in deposit on properties. As at fiscal year ended February 28, 2009, current liabilities were comprised of $70,230 in accounts payable and accrued liabilities.

As at fiscal year ended February 28, 2009, our total assets were $2,398,332 comprised of current assets in the amount of $1,623,321 and valuation of proved oil and gas properties, net of accumulated depletion of $775,011. The increase in total assets during fiscal year ended February 28, 2009 from fiscal year ended February 29, 2008 was primarily due to the substantial increase in current assets, including the $1,100,000 deposit, and the valuation of the proved oil and gas properties of $775,011.

As at fiscal year ended February 28, 2009, our total liabilities were $70,230 comprised entirely of current liabilities. The decrease in liabilities during fiscal year ended February 28, 2008 from fiscal year ended February 29, 2008 was primarily due to the decrease in accounts payable and accrued liabilities and related party advance by way of settlement of debt by issuance of shares of our common stock in the 2008 Private Placement Offering.

Stockholders' equity (deficit) increased from ($98,825) for fiscal year ended February 29, 2008 to $2,328,102 for fiscal year ended February 28, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended February 28, 2009, net cash flows used in operating activities was ($1,941,806) consisting primarily of a net loss of ($13,576,180). Net cash flows used in operating activities was adjusted by $12,002,685 in stock based compensation, $12,000 in depletion and ($33,239) in non-cash mineral property expenditures (recoveries). Net cash flows used in operating activities was further changed by $32,111 in accounts payable and accrued liabilities, ($373,045) in accounts receivable, and ($6,138) in accounts payable - related parties.

For fiscal year ended February 29, 2008, net cash flows used in operating activities was ($88,639). Net cash flows used in operating activities was adjusted by $8,627 in donated services and expenses. Net cash flows used in operating activities was further changed by $3,000 in prepaid expenses and other, $6,138 in accounts payable - related parties and $38,119 in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal year ended February 28, 2009, net cash flows used in investing activities was ($1,877,835) consisting of investment in oil and gas property compared to net cash flows used in investing activities during fiscal year ended February 29, 2008 of ($9,176) consisting of investment in oil and gas property.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended February 28, 2009, net cash flows provided from financing activities was $3,950,000 compared to $103,691 for fiscal year ended February 29, 2008. Cash flows from financing activities for fiscal year ended February 28, 2009 consisted primarily of $3,950,000 in proceeds on sale of common stock. Cash flows from financing activities for fiscal year ended February 29, 2008 consisted of $20,452 in proceeds on sale of common stock and $83,239 in advances from related parties.

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

During fiscal year ended February 28, 2009, we engaged in the 2008 Private Placement Offering pursuant to which we raised $4,000,000 under Regulation S of the Securities Act.

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2009 and February 29, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. We do not expect the adoption of this standard to have a significant impact on our financial position, cash flows or results of operations

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by us beginning in the first quarter of fiscal 2010. We do not expect there to be any significant impact of adopting SFAS 161 on our financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51" which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "BUSINESS COMBINATIONS". SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to June 1, 2009 will be recorded and disclosed following existing GAAP. We do not expect there to be any significant impact of adopting SFAS 141 on our financial position, cash flows or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. We have determined that the adoption of this standard did not have a significant impact on our financial position, cash flows or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us is the fiscal year beginning March 1, 2008. We have determined that the adoption of this standard did not have a significant impact on our financial position, cash flows or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED MAY 12, 2009.

BALANCE SHEETS AS AT FEBRUARY 28, 2009 AND FEBRUARY 29, 2008.

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 AND FOR THE PERIOD FROM INCEPTION (MAY 12, 2006) TO FEBRUARY 28, 2009.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MAY 12, 2006) TO FEBRUARY 28, 2009.

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 AND FOR THE PERIOD FROM INCEPTION (MAY 12, 2006) TO FEBRUARY 28, 2009.

NOTES TO FINANCIAL STATEMENTS.

                             MAINLAND RESOURCES INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                FEBRUARY 28, 2009

                         DE JOYA GRIFFITH & COMPANY, LLC
                  ___________________________________________
                  CERTIFIED PUBLIC ACCOUNTANTS & CONSTULTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Mainland Resources, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Mainland Resources, Inc. (An Exploration Stage Company) as of February 28, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (May 12, 2006) to February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mainland Resources, Inc. as of February 28, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from inception (May 12, 2006) to February 28, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mainland Resources, Inc.'s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2009 expressed an unqualified opinion thereon.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
May 12, 2009





________________________________________________________________________________

                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 563-1600 ? Facsimile (702) 920-8049

                         DE JOYA GRIFFITH & COMPANY, LLC
                  ___________________________________________
                  CERTIFIED PUBLIC ACCOUNTANTS & CONSTULTANTS


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (ICOFR)

To The Board of Directors and Stockholders
Mainland Resources, Inc.
Las Vegas, Nevada

We have audited Mainland Resources, Inc.'s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (the COSO criteria). Mainland Resources, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is contained in Part I, Item 9A of this Annual Report on Form 10-K under the heading "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mainland Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of February 28, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (May 12, 2006) to February 28, 2009, of Mainland Resources, Inc. and our report dated May 12, 2009 expressed an unqualified opinion thereon.


De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
May 12, 2009


________________________________________________________________________________

                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 563-1600 ? Facsimile (702) 920-8049


                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 (U.S. Dollars)


                                                                                             February 28,       February 29,
                                                                                                 2009               2008
_________________________________________________________________________________________________________________________________

                                     ASSETS

   CURRENT ASSETS
      Cash                                                                                     $   150,276         $   19,495
      Accounts Receivable                                                                          373,045                  -
      Deposit on properties (Note 4)                                                             1,100,000                  -
_________________________________________________________________________________________________________________________________

     Total current assets                                                                        1,623,321             19,495

   OIL AND GAS PROPERTIES, (Note 4)
      Proved, net of accumulated depletion $12,000 (2008 - nil)                                    775,011              9,176
_________________________________________________________________________________________________________________________________

   TOTAL ASSETS                                                                                $ 2,398,332         $   28,671
=================================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                                 $    70,230         $   38,119
      Accounts payable -  related parties  (Note 7)                                                      -              6,138
      Related party advance (Note 7)                                                                     -             83,239
_________________________________________________________________________________________________________________________________

   TOTAL CURRENT LIABILITIES                                                                        70,230            127,496


   STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
   Common stock, 200,000,000 shares authorized with $0.0001 par value
   Issued and outstanding - 39,615,000 common shares                                                 3,962              3,362
        (February 29, 2008 - 33,615,000)
   Additional paid-in-capital                                                                   16,056,099             54,014
   Deficit accumulated during exploration stage                                                (13,731,959)          (155,779)
_________________________________________________________________________________________________________________________________

                                                                                                 2,328,102            (98,403)
   Other comprehensive income:
      Foreign currency loss                                                                              -               (422)
_________________________________________________________________________________________________________________________________

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          2,328,102            (98,825)
_________________________________________________________________________________________________________________________________

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                          $ 2,398,332         $   28,671
=================================================================================================================================



              The accompanying notes are an integral part of these
                             financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                                  May 12, 2006
                                                                               Year Ended        Year Ended      (inception) to
                                                                              February 28,      February 29,      February 28,
                                                                                  2009              2008              2009
_________________________________________________________________________________________________________________________________

REVENUES
     Oil and gas revenue                                                      $     516,579       $         -      $     516,579
_________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
     Operating costs and taxes                                                      149,323                 -            149,323
     Depletion Allowance                                                             12,000                 -             12,000
     Consulting Fees                                                                595,374                 -            595,374
     Management and rent fees - related party (Note 7)                              126,400             8,627            140,820
     Marketing expenses                                                             921,107                 -            921,107
     Mineral property costs                                                               -            10,070             14,510
     Office and general                                                              82,798            58,657            142,047
     Professional fees                                                              243,710            67,169            311,310
     Salary expense (Note 6)                                                     12,002,685                 -         12,002,685
_________________________________________________________________________________________________________________________________

                                                                                 14,133,397           144,523         14,289,176
_________________________________________________________________________________________________________________________________

NET OPERATING LOSS                                                              (13,616,818)         (144,523)       (13,772,597)

OTHER INCOME
     Gain on settlement of debt                                                      33,239                 -             33,239
     Interest income                                                                  7,399                 -              7,399
_________________________________________________________________________________________________________________________________

NET LOSS                                                                        (13,576,180)         (144,523)       (13,731,959)
_________________________________________________________________________________________________________________________________

Comprehensive income (loss):
Foreign currency translation adjustment                                                 422              (617)                 -
_________________________________________________________________________________________________________________________________

COMPREHENSIVE LOSS                                                            $ (13,575,758)      $  (145,140)     $ (13,731,959)
=================================================================================================================================



BASIC LOSS PER COMMON SHARE                                                     $     (0.35)      $     (0.01)
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF                                                       38,527,911        26,106,803
COMMON SHARES OUTSTANDING - BASIC
=============================================================================================================


              The accompanying notes are an integral part of these
                             financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

        FOR THE PERIOD FROM MAY 12, 2006 (INCEPTION) TO FEBRUARY 28, 2009

                                                                                         Deficit
                                                                                        accumulated      Other
                                                     Common Stock         Additional      during      Accumulated
                                                Number of      Amount      Paid in      exploration  Comprehensive  Stockholders'
                                                  Shares                   Capital         stage         Income        Equity
_________________________________________________________________________________________________________________________________


Balance, May 12, 2006                                    -       $   -       $     -       $      -          $    -       $    -
Common stock issued for cash
      at $0.00003 per  share  - June 15, 2006    6,000,000         600          (428)             -               -          172
Common stock  issued for mineral properties
     at $0.0014 per share - July 15, 2006        3,105,000         311         4,129              -               -        4,440
Common stock issued for cash
     at $0.0014 per sh8are - October 6, 2006    12,510,000       1,251        16,641              -               -       17,892

Donated Services and rent                                -           -         5,793              -               -        5,793

Foreign currency translation adjustment                  -           -             -              -             195          195

Net loss for the year                                    -           -             -        (11,256)              -      (11,256)
_________________________________________________________________________________________________________________________________

Balance, February 28, 2007                      21,615,000       2,162        26,135        (11,256)            195       17,236

Common stock issued for cash
     at $0.0017 per share - October 15, 2007    12,000,000       1,200        19,252              -               -       20,452

Donated services and rent                                -           -         8,627              -               -        8,627

Foreign currency translation adjustment                  -           -             -              -            (617)        (617)

Net loss for the year                                    -           -             -       (144,523)              -     (144,523)
_________________________________________________________________________________________________________________________________

Balance, February  29, 2008                     33,615,000       3,362        54,014       (155,779)           (422)     (98,825)

Common stock issued for cash at $0.67 per
share -                                                                                           -
May 1, 2008 to July 22, 2008                     6,000,000         600     3,999,400                              -    4,000,000

Stock based compensation                                 -           -    12,002,685              -               -   12,002,685

Foreign currency translation adjustment                  -           -             -              -             422          422

Net loss for the year                                    -           -             -    (13,576,180)              -  (13,576,180)
_________________________________________________________________________________________________________________________________

Balance, February 28, 2009                      39,615,000     $ 3,962   $16,056,099   $(13,731,959)      $       -   $2,328,102
=================================================================================================================================


              The accompanying notes are an integral part of these
                             financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                      May 12, 2006
                                                                                                                    (inception) to
                                                                                Year ended February 28,               February 28,
                                                                               2009                 2008                 2009
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $ (13,576,180)        $   (144,523)      $ (13,731,959)
  Adjustments to reconcile net loss to net cash used in operating activities:
     - Non-cash mineral property expenditures (recoveries)                        (33,239)                   -             (28,799)
     - Depletion                                                                   12,000                    -              12,000
     - Stock-based compensation (Note 6)                                       12,002,685                    -          12,002,685
     - Donated services and expenses                                                    -                8,627              14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Accounts receivable                                                       (373,045)                   -            (373,045)
     - Prepaid expenses and other                                                       -                3,000                   -
     - Accounts payable - related parties                                          (6,138)               6,138                   -
     - Accounts payable and accrued liabilities                                     32,111              38,119              70,230
___________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                          (1,941,806)             (88,639)         (2,034,468)
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in oil and gas property                                             (777,835)              (9,176)           (787,011)
   Deposit on properties                                                       (1,100,000)                   -          (1,100,000)
___________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    (1,877,835)              (9,176)         (1,887,011)
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                            3,950,000               20,452           3,988,516
    Advances from related party                                                         -               83,239              83,239
___________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       3,950,000              103,691           4,071,755
___________________________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               422                 (617)                  -
___________________________________________________________________________________________________________________________________

INCREASE IN CASH                                                                  130,781                5,259             150,276

CASH, BEGINNING OF PERIOD                                                          19,495               14,236                   -
___________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                         $     150,276         $     19,495       $     150,276
===================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                                 $           -         $          -       $           -
     Cash paid for income taxes                                             $           -         $          -       $           -
     Common stock issued for acquisition of mineral property                $           -         $          -       $       4,440
     Common stock issued for satisfaction of liability                      $      50,000         $          -       $      50,000
     Donated services and rent                                              $           -         $      8,627       $      14,420





              The accompanying notes are an integral part of these
                             financial statements.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Mainland Resources Inc. (the "Company") is an exploration stage company that was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 4). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008. The first well was completed at the end of January 2009 and is in production. The Company began drilling its second well in April 2009. It is expected to be completed by the end of June 2009.

GOING CONCERN
The Company commenced operations on May 12, 2006 and has not realized any revenues since inception. As of February 28, 2009, the Company has an accumulated deficit of $13,731,959. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock and advances from related parties. During 2009, the Company completed a private placement of $4,000,000 at $0.67 per unit with each unit consisting of one common share and one half warrant at $1.33 per share exercisable for a period of one year from issuance (refer to Note 5).

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

Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. The charge is included in the

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

OIL AND GAS PROPERTIES (CONTINUED)
provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of February 28, 2009, there has been no asset retirement obligations rendered.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are the determination of the fair value of transactions involving common stock, stock based compensation, financial instruments as well as deferred tax balances and asset impairment tests. Further, depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose, plug, and restore the Company's properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of oil and natural gas are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

FINANCIAL INSTRUMENTS
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of February 28, 2009, the Company's cash and cash equivalents do not exceed federally insured limits.

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

REVENUE RECOGNITION
Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers, when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2010. The Company does not expect the adoption of this standard to have a significant impact on its financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this standard to have a significant impact on its financial position, cash flows or results of operations.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to March 1, 2009 will be recorded and disclosed following existing GAAP. The Company does not expect the adoption of this standard to have a significant impact on its financial position, cash flows or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company has determined that the adoption of this standard did not have a significant impact on its financial position, cash flows or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning March 1, 2008. The Company has determined that the adoption of this standard did not have a significant impact on its financial position, cash flows or results of operations.

NOTE 3 - MINERAL PROPERTIES
________________________________________________________________________________

SOUTHWEST AND SEDONA MINING CLAIM
The Company previously owned two mining claims located in the Similkameen Mining Division of British Columbia, Canada. As described in Notes 1 and 4, the Company has changed its focus to oil and gas exploration and has decided not to proceed with the development of these mineral properties.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

EAST HOLLY PROSPECT (CONTINUED)
Fund ("Permian"), pursuant to which Kingsley had the right to acquire the sub-surface rights provided for in the Leases. In order to complete the acquisition of the Leases the Company was required to pay $100,000 on April 2, 2008 to Kingsley and assume all of Kingsley's obligations under the Leasehold Purchase Agreement. On March 14, 2008, the Company completed the Option agreement and the Leasehold Purchase Agreement at a total cost of $687,596, which includes the $100,000 that was paid on April 2, 2008, for approximately 2,551 net acres.

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

GRIFFITHS 11- #1
The first well under the Petrohawk Agreement, the Griffiths 11- #1, began drilling in October 2008. The well commenced production at the end of January 2009.

STEVENSON DOUGLAS LLC. 16 - #1
The second well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in April 2009. The Company expects the well to be completed by the end of June 2009.

MISSISSIPPI PROSPECT
On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisitions costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008 and April 16, 2009 whereby the option period has been extended until June 1, 2009. Additional deposits of $250,000, $100,000, $250,000 and $100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008 and April 27, 2009 for a total deposit to date of $1,200,000 (February 28, 2009
- $1,100,000).

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________


The Company's Oil and Gas properties are made up as follows:

                                                                                           February 28,      February 29, 2009
                                                                                               2008
         ________________________________________________________________________________________________________________________

            Oil and Gas Properties:
                 Proved, subject to depletion                                                $   787,011          $         -
                 Unproved, not subject to depletion                                                    -                9,176
         ________________________________________________________________________________________________________________________
                                                                                                 787,011                9,176
                 Accumulated depletion                                                           (12,000)                   -
         ________________________________________________________________________________________________________________________

                                                                                             $   775,011          $     9,176
         ========================================================================================================================

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:


                                                                        Acquisition          Development
                                                                           Costs                Costs               Total
                                                                    _____________________________________________________________

         Balance, February 28, 2007                                         $        -           $        -          $        -

         Incurred during the year                                                9,176                    -               9,176
                                                                    _____________________________________________________________

         Balance, February 29, 2008                                              9,176                    -               9,176

         Incurred during the year                                              702,923               74,912             777,835
         Reallocated to proven and subject to depletion                       (712,099)             (74,912)           (787,011)
                                                                    _____________________________________________________________

         Balance, February 28, 2009                                         $        -           $        -          $        -
                                                                    =============================================================


Depletion of proved oil and gas properties during the year was computed on the units-of-production method based upon estimated proved reserves of 8.5 Bcf, reserves produced during the year of 131,442 Mcf and capitalized costs to be amortized totaling $775,011, resulting in a depletion cost of $12,000 for the year end February 28, 2009.


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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
________________________________________________________________________________

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

Between May 1, 2008 and July 22, 2008, the Company completed a private placement of 6,000,000 unregistered units at $0.67 per unit for proceeds of $4,000,000. Of this amount, $50,000 was by way of a settlement of debt and the remaining $3,950,000 was received in cash. Each unit consists of one common share and one-half non-transferable share purchase warrant; one whole non-transferable purchase warrant is exercisable at $1.33 per share for a period of one year from the date of issuance ending on May 1, 2009.

(C)      OTHER ISSUANCES
On July 15, 2006, the Company issued 3,105,000 shares of common stock at a price of $0.0014 per share on settlement of $4,440 for mineral property acquisition.

Subsequent to the year end on March 17, 2009, the Company issued 2,500 shares of common stock at an estimated fair value of $3.55 per share as per the terms of a consulting agreement that became effective March 1, 2009.

(D)      SHARE PURCHASE WARRANTS
Subsequent to the year end, on April 29, 2009 the Company extended expiration of the 3,000,000 warrants from May 1, 2009 to June 1, 2009.

Details of the Company's share purchase warrants issued and outstanding as of February 28, 2009 are as follows:


  Exercise price     Weighted average price       Number of warrants to purchase shares                 Expiry Date
___________________________________________________________________________________________________________________
      $1.33                   $1.33                             3,000,000                               May 1, 2009


The Company's share purchase warrants activity for the period ended February 28, 2009 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Warrants           Price per share           In contractual life (in years)
________________________________________________________________________________________________________________________________
Balance, February 28, 2007
     and February 29, 2008                           -                        $      -                                 -
Issued                                       3,000,000                            1.33                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
________________________________________________________________________________________________________________________________
Balance, February 28, 2009                   3,000,000                        $   1.33                              0.17
=============================================================================================================================


NOTE 6 - STOCK OPTION PLAN
________________________________________________________________________________

On April 7, 2008, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 2,200,000 options to acquire common shares with terms of up to 10 years. On July 9, 2008, the Board of Directors of the Company ratified, approved and amended the Stock Option Plan for the Company increasing the allowable grant from 2,200,000 options to 3,800,000 options. In the event an optionee ceases to be employed by or to provide

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 6 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________
services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of Directors, on April 7, 2008, the Company granted 2,100,000 fully vested stock options to certain officers, directors and management of the Company at $1.17 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $2,457,000 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, between July 9, 2008 and August 19, 2008, the Company granted a total of 1,350,000 fully vested stock options to certain officers and directors of the Company at prices ranging from $4.20 per share to $6.35 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $7,157,685 and was determined using the Black-Scholes option pricing model with the following assumptions; expected lives of 5 years, risk free interest rates ranging from 3.07% - 3.12%, dividend yields of 0% and expected volatility of 260%. This amount was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, on November 18, 2008, the Company granted a total of 250,000 fully vested stock options to a director of the Company at $5.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,182,500 and was determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.22%, a dividend yield of 0% and expected volatility of 260%. This amount has been recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, on February 4, 2009, the Company granted a total of 300,000 fully vested stock options to two directors of the Company at $3.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,197,000 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 260%. This amount has been recorded as a stock based compensation expense in 2009.

Also effective February 4, 2009, the Company cancelled 900,000 previously granted and fully vested options to a former director at $1.17 per share and repriced to $3.00 per share, 1,600,000 previously granted and fully vested options with original exercise prices ranging from $4.20 per share to $6.35 per share with all other terms remaining unchanged from the original issuances. The estimated incremental fair value resulting from the modification of these options of $8,500 has been recorded as a stock based compensation expense in 2009.

The Company's stock option activity for the period ended February 28, 2009 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Options            Price per share           In contractual life (in years)
________________________________________________________________________________________________________________________________
Balance, February 28, 2007
     and February 29, 2008                          -                         $     -                                  -
Granted                                     4,000,000                             2.82                                 -
Exercised                                           -                                -                                 -
Expired / cancelled                          (900,000)                            1.17
________________________________________________________________________________________________________________________________

Balance, February 28, 2009                  3,100,000                         $   2.29                              9.36
================================================================================================================================

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 7 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During 2008, a shareholder of the Company advanced $50,000 to the Company. On May 1, 2008, the advance was converted into 75,000 private placement units of the Company at a price of $0.67 as described in Note 5 (b).

During 2008, the Company arranged a short-term non-interest bearing advance for $33,239 from an existing shareholder. During first quarter of fiscal 2009, the Company exchanged its interest in the Southwest and Sedona mineral claims located in the province of British Columbia for the amount owing on this loan payable (refer Note 3).

The Company paid a total of $126,400 in management fees to officers and directors of the Company in 2009 (2008 - $8,627). During 2008, the Company recognized $4,245 for donated services and $2,122 for donated rent for office premises, which was recorded in office and general expenses.


NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of February 28, 2009, and February 29, 2008 the Company had net operating loss carry forwards of approximately $1,710,000 and $137,000, respectively that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The provision for income taxes consisted of the following components for the years ended February 28, 2009 and February 29, 2008:

                                         2009               2008
                                     ___________________________________
Current:
     Federal                                  35.0%
                                                                  35.0%
     State                                     0.0%
                                                                   0.0%
Deferred:                                        -                   -
                                     ___________________________________

Total income tax provision                    35.0%               35.0%
                                     ====================================

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

                                           2009                2008
                                     ______________________________________
Deferred tax assets:
Net operating loss carryforward          $  1,710,414        $   136,919
                                     ______________________________________

      Total deferred tax assets               598,645             47,922
Less: Valuation Allowance                    (598,645)           (47,922)
                                     ______________________________________

    Net Deferred Tax Assets               $         -        $         -
                                     ======================================

The valuation allowance for deferred tax assets as of February 28, 2009 and February 29, 2008 was $598,645 and $47,922, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of February 28, 2009 and February 29, 2008.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 9 - SUBSEQUENT EVENTS
________________________________________________________________________________

On March 17, 2009, the Company issued 2,500 shares of common stock at an estimated fair value of $3.55 per share as per the terms of a consulting agreement that became effective March 1, 2009 (refer to Note 5).

The Option Agreement with Westrock Land Corp was extended on April 16, 2009 whereby the option period has been extended until June 1, 2009. An additional deposit of $100,000 was paid on April 27, 2009 in connection with this extension (refer to Note 4).

On April 29, 2009, the Company extended the expiration period on the 3,000,000 warrants from May 1, 2009 to June 1, 2009 (refer to Note 5).

On May 4, 2009, 187,500 warrants were exercised at $1.33333 per share, for total net proceeds to the Company of $250,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from February 20, 2008 to current date is De Joya Griffith & Company, LLC ("De Joya"). The report of De Joya on our financial statements for fiscal year ended February 28, 2009 and of Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, for fiscal year ended February 29, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During fiscal year ended February 28, 2009, there were no disagreements between us and De Joya, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of De Joya, would have caused De Joya to make reference thereto in its report on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 28, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Annual Report does include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC., Certified Public Accountants regarding internal control over financial reporting. Management's report was subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Robert Fedun, Mr. Ernest Sorochan and Mr. Angelo Viard. All of the members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The current audit committee was organized on February 4, 2009 and operates under a written charter adopted by our Board of Directors.

The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC., Certified Public Accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for fiscal year ended February 28, 2009 filed with the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:


NAME                         AGE      POSITION WITH THE COMPANY

Michael J. Newport            55      President/Chief Executive Officer and a
                                      Director

William D. Thomas             57      Secretary/Treasurer and Chief Financial
                                      Officer

Robert D. Fedun               65      Director,  Compensation  Committee member
                                      and Audit Committee member

Ernest G. Sorochan            64      Director, Audit Committee member

Simeon King Horton            57      Director

Angelo Viard                  36      Director,  Compensation  Committee member
                                      and Audit Committee member

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

WILLIAM D. THOMAS. Mr. Thomas has been our Chief Financial Officer and Secretary/Treasurer since August 18, 2008. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the Chief Financial Officer of Mainland Resources, Inc., and Morgan Creek Energy, Nevada corporations that trade on the OTC Bulletin Board as well as Mira Resources, a Canadian public company traded on the TSX Venture Exchange. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as director of business services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007, he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp. Mr. Thomas resigned from NWT Uranium Corp. in July, 2008 but continues to serve as CFO for Hana Mining. Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC). Mr.

Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations (1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in the company's initial entry into both China and the UK North Sea - start ups of local and expatriate personnel that eventually developed into core areas (over $1 Billion in value) for Kerr McGee, including the company's first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon).

In his early career Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd of Calgary, Alberta (1981-1984), Denison Mines Ltd of Ontario Canada (1978-1981) and Algoma Steel Corporation of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand in Toronto, Canada (1975-1977).

Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada. ROBERT D. FEDUN. Mr. Fedun has been one of our directors since February 28, 2008 and our prior Secretary/Treasurer and Chief Financial Officer until his resignation on August 18, 2008. Mr. Fedun has been actively involved in the oil and gas industry for the past forty years. From 1994 to present, Mr. Fedun is the President, Director and Chief Financial Officer of Dynamic Resources Corp., a corporation organized in 1994 under the laws of the Province of Alberta, Canada, engaged in oil and gas exploration primarily in North Louisiana and Texas. Mr. Fedun is directly responsible for management of the business operations and affairs. From 1985 through 1991, Mr. Fedun was the Vice President of Sales, Engineering and Manufacturing for PAMCO (Power Application and Manufacturing Company). From 1975 to 1985, Mr. Fedun was a sales representative for Gardner Denver Corporation where he was responsible for selling oil field equipment, mainly gas compressors, high pressure plunger pumps and high volume industrial air compressors. From 1965 through 1975, Mr. Fedun worked in the oil field as an engineering technician for Pan American Petroleum (now Amoco Petroleum) and Home Oil Corporation. He was also employed by Shell Canada and Alberta Oil and Gas Conservation Board.

Mr. Fedun earned a degree in gas technology from Northern Alberta Institute of Technology in 1965.

ERNEST G. SOROCHAN, P. ENG. Mr. Sorochan has been one of our directors since July 15, 2008. Mr. Sorochan has had over forty years of experience in the petroleum industry where he has engaged in International Project Management operations for oil companies in North America, South America, Africa and Australia. He has experience in economic evaluations of oil and gas projects, planning, coordinating and implementing multi-well drilling completion programs, sales and marketing experience with international service companies, hands-on experience in cementing, acidizing, sand control, hydraulic fracturing, drill stem testing and service tools, field experience in drilling, completions and work-overs of oil and gas wells, and operational experience in high pressure sour gas fields and gas plant facilities.

From approximately April 2004 to present, Mr. Sorochan has been an area engineer for Compton Petroleum Corporation in Calgary, Alberta. He provides engineering support for the Dalmead, Crossfied, Brant, Centron and Vulcan areas in Southern Alberta. Prior to 2004, he was Vice President of Operations for Redwood Energy Ltd., in Calgary, Alberta, Technical Manager for Pan Ocean Oil Corporation in Nigeria, Business Development for Redwood Energy Ltd. in Canada, Senior Production Engineer for Momentum Enterprises Inc. in the Ukraine, Drilling and Completions Superintendent for Alberta Energy Company International in Argentina, Production Engineering Consultant for E.G. Consulting Ltd., District Manager for Dowell Schlumberger Corporation in Australia, Nigeria and Argentina and Technical Sales Representative for Canadian Fracmaster Ltd. in Red Deer Alberta.

Mr. Sorochan earned a B.Sc. Chemical Engineering from the University of Alberta and has a Diploma in Gas Technology from the Northern Alberta Institute of Technology. He is a member of Petroleum Engineers and of the Association of Professional Engineers, Geologists and Geophysicists of Alberta.


SIMEON KING HORTON. Ms. Horton has been one of our directors since August 18, 2008. Ms. Horton had previously been a member of the Board of Directors of the Company and the Company's Chief Geologist and provides consulting services to the Company. Ms. Horton has been actively involved as a petroleum geologist for the past thirty years. From 1996 to present, Ms. Horton has been a consulting petroleum geologist. She has been very active in the Hosston/Cotton Valley trends in North Louisiana and East Texas. She has generated drilling prospects in the area and has successfully been responsible for the drilling of the Hosston/Cotton Valley in an area where there are sixteen to twenty wells per section. From 1989 to 1996, Ms. Horton worked with Grigsby Petroleum in Shreveport, Louisiana, which is owned by Mr. Jack Grigsby, an independent geologist. Grigsby Petroleum is very active in North Louisiana and East Texas, with numerous properties. Included in these properties were Hosston and Cotton Valley production. Ms. Horton was responsible for all the producing properties, the development of the properties, and the drilling of new wells. During 1986, Ms. Horton moved to Shreveport, Louisiana. From 1986-1989, she was a consultant for various oil and gas investors. Subsequently, Ms. Horton worked for Mr. Dudley Hughes, an independent geologist, in Jackson, Mississippi, from 1977 to 1986. During that time, her experience was in the Mississippi/Alabama Salt Basin, Black Warrior Basin in North Mississippi and Northwest Alabama, and South Florida. The main targets of exploration were the Smackover/Norphlet Formations (being located in the Salt Basin), the Paleozoics (being located in the Black Warrior Basin), and the Sunniland Lime (being located in South Florida). She was also exposed to the Perth Basin, located in Australia. During her time with Dudley Hughes, she was extensively involved in the exploration and development of a very aggressive drilling program and involved in all facets of the industry where she was the district geologist.

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

ANGELO VIARD. Mr. Viard has been one of our directors since September 29, 2008. During the past ten years, Mr. Viard has been involved in providing companies with advisory services including, but not limited to, managerial, investment strategy, finance, information technology, compliance, accounting, business development, mergers and acquisitions, and capital fund raising. In a wide range of industry sectors across the United States, South America and Europe. Currently, Mr. Viard is the president of VCS Group, Inc., which is currently engaged by us as a consultant. From approximately June 2007 through October 2008, Mr. Viard was the president/chief executive officer of VCS Group, Inc. Mr. Viard's functions include full budgeting responsibilities, management of budgets and planning, creation of policies and administrative procedures to restructure business processes, authoring multi-company employee manuals, design work order tracking and billing interface systems for accounting, and updating business plans, accounting structures and organizational changes to maximize business growth. From approximately August 2006 through June 2007, Mr. Viard was the IT operations manager for Bare Essentuals where he was responsible for developing, coordinating multiple related projects in alignment with strategic and tactical company goals, served as a primary customer advocate, planned and coordinated long term systems strategy, and managed the day to day operations of the IT department, including LAN/WAN architecture, telecommunications and hardware/software support. From approximately August 2005 through August 2006, Mr. Viard was a senior IT audit consultant for PriceWaterhouse Coopers LLP where he was responsible for determining the audit documentation, strategy and plan. From approximately December 2004 through August 2005, Mr. Vaird was the chief executive officer and founder of Technology Mondial Inc., which was a start-up company specializing in broadband wireless technology in Cost Rica and management and development of wireless connection planning for Latin America. Mr. Viard was also previously employed with OpenTV Inc, where he was manager of information system and technology, Thomas Weisel Partners LLC where he was an information technology brokerage services manager, BancBoston Robertson Stephens & Co. where he was a senior system engineer, and Environmental Chemical Corporation where he was a technical analyst.

Mr. Viard is also a Director of Morgan Creek Energy, a Nevada corporation that trades on the OTC Bulletin Board. Mr. Viard holds a master in computer science, a BS in business management and administration, and an A/A in computer business administration and network.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2009.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, Messrs. Fedun, Viard and Sorochan have been appointed as members to our Audit Committee. All of the members are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The Audit Committee operates under a written audit committee charter adopted by the Board of Directors on February 4, 2009.

The Audit Committee's primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The Audit Committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

COMPENSATION COMMITTEE

As of the date of this Annual Report, Messrs. Fedun and Viard have been appointed as members to our Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board of Directors pursuant to a written consent resolutions signed by all the members of the Board of Directors on February 4, 2009.

     OVERVIEW OF COMPENSATION PROCESS

The Compensation Committee of our Board of Directors is responsible for setting the compensation of our executive officers, overseeing the Board's evaluation of the performance of our executive officers and administering our equity-based incentive plans, 401(k) plan and deferred compensation plan, among other things. The Compensation Committee undertakes these responsibilities pursuant to a written charter adopted by the Compensation Committee and the Board of Directors, which will be reviewed at least annually by the Compensation
Committee. The charter may be viewed in full on our website, www.mainlandresources.com under the "Corporate Governance" tab on the Investor Relations page.

The Compensation Committee is composed solely of "non-employee directors" as defined in Rule 16b-3 of the rules promulgated under the Exchange Act, "outside directors" for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code ("IRC"), and "independent directors" as defined in
Section 303A of the New York Stock Exchange ("NYSE") corporate governance listing standards, in each case as determined by the Board of Directors. Our Board of Directors recommends Compensation Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Compensation Committee. Messrs. Johnson, Horton and Viard serve as members of the Compensation Committee.

The Compensation Committee annually reviews executive compensation and our compensation policies to ensure that the Chief Executive Officer and the other executive officers are rewarded appropriately for their contributions to us and that the overall compensation strategy supports the objectives and values of our organization, as well as stockholder interests. The Compensation Committee will conduct this review and compensation determination through a comprehensive process involving a series of meetings typically occurring in the first quarter of each year.

     COMPENSATION PHILOSOPHY

The fundamental objective of our executive compensation policies is to attract, retain and motivate executive leadership for us that will execute our business strategy, uphold our values and deliver results and long-term value to our stockholders. Accordingly, the Compensation Committee seeks to develop compensation strategies and programs that will attract, retain and motivate highly qualified and high-performing executives through compensation that is:

         (i) PERFORMANCE BASED: a significant component of compensation should be determined based on whether or not we meet certain performance criteria that in the view of our Board of Directors are indicative of our success;

         (ii) STOCKHOLDER BASED: equity incentives should be used to align the interests of our executive officers with those of our stockholders;

         (iii) FAIR: compensation should take into account compensation among similarly situated companies, our success relative to peer companies and our overall pay scale.

It is the Compensation Committee's goal to have a substantial portion of each executive officer's compensation contingent upon our performance, as well as upon his or her individual performance. The Compensation Committee's compensation philosophy for an executive officer emphasizes an overall analysis of the executive's performance for the year, projected role and responsibilities, required impact on execution of our strategy, external pay practices, total cash and total direct compensation positioning, and other factors the Compensation Committee deems appropriate. The Compensation Committee's philosophy also considers employee retention, vulnerability to recruitment by other companies and the difficulty and costs associated with replacing executive talent. Based on these objectives, compensation programs for similarly situated companies and the philosophies of the Compensation Committee, the Compensation Committee has determined that we should provide our executive officers compensation packages composed of the following elements: (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels at comparably sized companies; and (ii) long-term stock-based incentive awards which strengthen the mutuality of interests between executive officers and our stockholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2009.

ADDITIONAL CORPORATE GOVERNANCE POLICIES

Our Board of Directors considered additional corporate governance issues, structure, policies and principles. Therefore, pursuant to the written consent resolutions signed by all the members of the Board of Directors on February 4, 2009, our Board of Directors adopted the following documents as additional corporate governance documents (collectively, the Corporate Governance Documents"): (i) Mainland Resources, Inc. Corporate Governance Principles; (ii) Mainland Resources, Inc. Nominating and Governance Committee Charter and Responsibilities; (iii) Mainland Resources, Inc. Board Committees Policy; (iv) Mainland Resources, Inc. Code of Business Conduct and Ethics; (v) Mainland Resources, Inc. Code of Conduct for the Board of Directors; (vi) Mainland Resources, Inc. Corporate Governance Guideline; (vii) Mainland Resources Inc. Corporate Governance Policy; (viii) Mainland Resources, Inc. Conflict of Interest Policy; (ix) Mainland Resources, Inc. Whistleblower Policy and Procedures; and (x) Mainland Resources, Inc. Board Roles and Responsibilities.

The Corporate Governance Documents may be viewed in full on our website, WWW.MAINLANDRESOURCES.COM under the "Corporate Governance" tab on the Investor Relations page.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended February 28, 2009 and February 29, 2008 (collectively, the "Named Executive Officers"):



SUMMARY COMPENSATION TABLE

_______________________________________________________________________________________________________________________________
                                                                        NON-EQUITY      NON-QUALIFIED   ALL OTHER
                                                                      INCENTIVE PLAN      DEFERRED     COMPENSATION
NAME AND                                      STOCK                    COMPENSATION     COMPENSATION
PRINCIPAL                   SALARY   BONUS    AWARDS   OPTION AWARDS                      EARNINGS                    TOTAL
POSITION          YEAR     ($) (1)   ($)       ($)         ($)(2)           ($)             ($)           ($)           ($)
_______________________________________________________________________________________________________________________________
          (3)
Rahim Javraj,
prior
President,
CEO and CEO       2007    $ -0-        -0-    -0-         $ -0-              --             --           $ -0-         $-0-
_______________________________________________________________________________________________________________________________
          (4)
Michael J.
Newport,
current
President/CEO     2008    $95,000      -0-    -0-         $1,651,500         --             --              -0-      2,333,000
_______________________________________________________________________________________________________________________________


(1) This amount represents fees paid to the Named Executive Officers during the past year pursuant to consulting services provided in connection with his respective position as Chief Executive Officer.
(2) This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.
(3) Rahim Javraj tendered his resignation to us as our President/Chief Executive Officer on February 28, 2008. (4) Michael J. Newport was appointed as our President/Chief Executive Officer on February 28, 2008.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED FEBRUARY 28, 2009

The following table sets forth information as at February 28, 2009 relating to Stock Options that have been granted to the Named Executive Officers.


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                       OPTION AWARDS                                                        STOCK AWARDS
                                                                                                                         Equity
                                                                                                                         Incentive
                                                                                                             Equity      Plan
                                                                                                             Incentive   Awards:
                                                                                                             Plan        Market or
                                                                                                             Awards:     Payout
                                                 Equity                                            Market    Number of   Value of
                                                 Incentive Plan                                    Value of  Unearned    Unearned
                     Number of    Number of      Awards: Number                         Number of  Shares    Shares,     Shares,
                     Securities   Securities     of Securities                          Shares or  or Units  Units or    Units or
                     Underlying   Underlying     Underlying                             Units of   of Stock  Other       Other
                     Unexercised  Unexercised    Unexercised    Option                  Stock That That      Rights That Rights That
                     Options      Options        Unearned       Exercise    Option      Have Not   Have Not  Have Not    Have Not
                     Exercisable  Unexercisable  Options        Price       Expiration  Vested     Vested    Vested      Vested
Name                     (#)          (#)            (#)          ($)       Date          (#)       ($)        (#)         (#)
____________________________________________________________________________________________________________________________________

Michael J.
Newport                 900,000      -0-             -0-         $ 1.17       04/07/18     -0-        -0-        -0-         -0-
President/CEO           150,000      -0-             -0-           3.00       02/04/19     -0-        -0-        -0-         -0-

William Thomas,         750,000      -0-             -0-           3.00       07/09/18     -0-        -0-        -0-         -0-
Treasurer/CFO

Robert Fedun            300,000      -0-             -0-           1.17       04/07/18     -0-        -0-        -0-         -0-

Ernest Sorochan         200,000      -0-             -0-           3.00       07/15/18     -0-        -0-        -0-         -0-

Simeon King Horton      400,000      -0-             -0-           3.00       08/18/08     -0-        -0-        -0-         -0-
                        150,000      -0-             -0-           3.00       02/04/19     -0-        -0-        -0-         -0-

Angelo Viard            250,000      -0-             -0-           3.00       11/18/18     -0-        -0-        -0-         -0-

David Urquhart          900,000*     -0-             -0-           1.17       04/07/18     -0-        -0-        -0-         -0-


*As of the date of this Annual Report, the 900,000 Stock Options granted to David Urquhart have been cancelled.

The following table sets forth information relating to compensation paid to our directors during fiscal years ended February 28, 2009:


DIRECTOR COMPENSATION TABLE

                                                                            Change in
                                                                            Pension
                                                                            Value and
                     Fees                                Non-Equity         Nonqualified
                     Earned or                           Incentive          Deferred              All
                     Paid in    Stock      Option        Plan               Compensation         Other
                     Cash       Awards     Awards        Compensation       Earnings          Compensation       Total
Name                   ($)       ($)         ($)               ($)              ($)                ($)             ($)

Michael J. Newport(1)   -0-       -0-          -0-         -0-                 -0-                -0-               -0-

Robert Fedun (2)        -0-       -0-         351,000      -0-                 -0-                -0-             351,000

Ernest Sorochan (3)     -0-       -0-       1,162,000      -0-                 -0-                -0-            1,162,000

Simeon King Horton(4)   -0-       -0-       3,194,500      -0-                 -0-                $58,840        3,253,340

Angelo Viard (5)        -0-       -0-       1,185,000      -0-                 -0-                $56,724        1,241,724


(1) Mr. Newport was granted 900,000 Stock Options on April 7, 2008 exercisable into 900,000 shares of common stock at $1.17 per share with a Black Scholes valuation of $1,053,000 and a further 150,000 Stock Options on February 4, 2009 exercisable into 150,000 shares of our common stock at $3.00 per share with a Black Scholes valuation of $598,500. However, this valuation has not been included in the Director Compensation Table and has been included in the Executive Compensation table above. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(2) Mr. Fedun was granted 300,000 Stock Options on April 7, 2008 exercisable into 300,000 shares of common stock at $1.17 per share with a Black Scholes valuation of $351,000. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(3) Mr. Sorochan was granted 200,000 Stock Options on July 15, 2008 exercisable into 200,000 shares of common stock at $3.00 per share (re-priced) with a Black Scholes valuation of $1,162,000.

(4) Ms. King Horton was granted 400,000 Stock Options on August 18, 2008 exercisable into 400,000 shares of common stock at $3.00 per share (re-priced) with a Black Scholes valuation of $2,596,000. Ms. King Horton was granted a further 150,000 Stock Options on February 4, 2009 exercisable into 150,000 shares of common stock at $3.00 per share with a Black Scholes valuation of $598,500. We also paid to Ms. King Horton an aggregate of $58,840 for providing geological consulting services to the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(5) Mr. Viard was granted 250,000 Stock Options on November 18, 2008 exercisable into 250,000 shares of common stock at $3.00 per share (re-priced) with a Black Schole valuation of $1,185,000. We also paid to VCS an aggregate $56,724 under the terms of the Agreement. Mr. Viard is the sole director, officer and shareholder of VCS. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we do not have any written contractual arrangements with our executive officers. However, we pay our President/Chief Executive Officer, Michael Newport, a month to month salary of $10,000. We pay our Treasurer/Chief Financial Officer, William Thomas, a month to month salary of $2,600.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


                                                              AMOUNT AND NATURE OF          PERCENTAGE OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      BENEFICIAL OWNERSHIP(1)                OWNERSHIP

DIRECTORS AND OFFICERS:
Robert D. Fedun                                                    644,996(2)                         1.63%
20333 State Highway 249
Suite 200
Houston, Texas 77070

Michael J. Newport                                                 1,394,996(3)                       3.52%
20333 State Highway 249
Suite 200
Houston, Texas 77070

William D. Thomas                                                  780,000 (4)                        1.97%
20333 State Highway 249
Suite 200
Houston, Texas 77070

Ernest Sorochan                                                    200,000 (5)                         Nil
20333 State Highway 249
Suite 200
Houston, Texas 77070

Simeon King Horton                                                 550,000 (6)                        1.38%
20333 State Highway 249
Suite 200
Houston, Texas 77070

Angelo Viard                                                       250,000 (7)                         Nil
20333 State Highway 249
Suite 200
Houston, Texas 77070

All executive officers and directors as a group (6                 3,819,992 (8)                      9.64%
persons)

BENEFICIAL SHAREHOLDERS GREATER THAN 10%

Parklane Investments Inc.                                           8,235,000                        20.79 %
1 Alexander Road
Kintersville, PA 18930


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

(2) This figure includes: (i) 344,996 shares of common stock; and (ii) 300,000 Stock Options to purchase 300,000 shares of our common stock at an exercise price of $1.17 per share expiring on April 7, 2018.

(3) This figure includes: (i) 344,996 shares of common stock; (ii) 900,000 Stock Options to purchase 900,000 shares of our common stock at an exercise price of $1.17 per share expiring on April 7, 2018; and (iii) 150,000 Stock Options to purchase 150,000 shares of our common stock at an exercise price of $3.00 per share expiring on February 4, 2019.

(4) This figure includes: (i) 30,000 shares of common stock; and (ii) 750,000 Stock Options to purchase 750,000 shares of our common stock at an exercise price of $3.00 per share expiring on July 9, 2018.

(5) This figure includes 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $3.00 per share expiring on July 15, 2018.

(6) This figure includes: (i) 400,000 Stock Options to purchase 400,000 shares of our common stock at an exercise price of $3.00 per share expiring on July 18, 2018; and (ii) 150,000 Stock Option to purchase 150,000 shares of our common stock at an exercise price of $3.00 per share expiring on February 4, 2019.

(7) This figure includes 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $3.00 per share expiring November 18, 2018.

(8) This figure includes: (i) 719,992 shares of common stock; and (ii) 3,100,000 Stock Options to purchase 3,100,000 shares of our common stock.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 28, 2009.

VCS GROUP INC. AGREEMENT

Effective October 2, 2008, our Board of Directors authorized the engagement of VCS Group Inc. in accordance with the terms and provisions set forth in the Agreement. We engaged VCS Group Inc. to rendered services and related reports to use in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In accordance with the terms and provisions of the Agreement, VCS Group Inc. shall perform certain services including, but not limited to, the following: (i) re-assess our existing controls and business cycles and conduct a risk assessment on each cycle for fiscal year 2009 for audit attestation; (ii) conduct a full review of the management governance process; (iii) assemble a project team to conduct evaluations; (iv) define significant processes, materiality and fraud; (v) document and evaluate internal controls at the entity-wide level; (vi) assist management in development of policies and procedures; (vii) identify deficiencies; (viii) develop and execute independent testing procedures and (ix) summarize findings and report to Board of Directors and management. In furtherance of the terms and provisions of the Agreement, we agreed to pay VCS Group Inc. an hourly rate of $155. As of the date of this Annual Report, we have paid VCS Group an aggregate $56,724 for fees and associated expenses. One of our directors, Angelo Viard, is the sole officer, director and shareholder of VCS Group Inc. and receives compensation indirectly through VCS Group Inc.

SHAREHOLDER LOAN

During fiscal year ended February 29, 2008, one of our shareholders advanced $50,000 to us. During fiscal year ended February 28, 2009, we settled the amount due and owing to the shareholder pursuant to conversion into 1,500,000 shares (post-Forward Stock Splits) of our restricted common stock at $1.00 per share in accordance with the 2008 Private Placement.

During fiscal year ended February 29, 2008, we arranged for a short term non-interest bearing advance in the aggregate amount of $33,239 from one of our shareholders. During fiscal year ended February 28, 2009, we settled the amount due and owing to the shareholder pursuant to an exchange of our interest in the Southwest and Sedona mineral claims.

Except for the transactions described above, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 28, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended February 28, 2009, we incurred approximately $45,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 28, 2009 and for the review of our financial statements for the quarters ended May 31, 2008, August 31, 2008 and November 30, 2008.

During fiscal year ended February 29, 2008, we incurred approximately $13,500 in fees to our principal independent accountants ($1,500 to Dale Matheson
Carr-Hilton Labonte LLP and $12,000 to De Joya) for professional services rendered in connection with the audit of our financial statements for fiscal year ended February 29, 2008 and for the review of our financial statements for the quarters ended May 31, 2007, August 31, 2007 and November 30, 2007.

During fiscal year ended February 28, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

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

3.2            Bylaws (1)

10.1 Property Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (1)

10.2 Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006. (1)

10.3 Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008 (2)

10.4 Letter Agreement dated July 14, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (4)

10.5           Assignment,   Conveyance  and  Bill  of  Sale  between   Mainland
               Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008 (5)

10.7           Agreement  dated August 4, 2008 between  Mainland  Resources Inc.
               and Petrohawk Energy Corporation (6)

10.6 Option Agreement between Mainland Resources Inc. and Westrock Land Corp. dated September 4, 2008. (7)

16             Letter  of  Dale  Matheson   Carr-Hilton  LaBonte  LLP  Chartered
               Accountants (8)

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

(1) Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2007.

(2) Incorporated by reference from Form 8-K filed with the Commission on February 27, 2008.

(3) Incorporated by reference from Form 8-K filed with the Commission on May 1, 2008.

(4) Incorporated by reference from Form 8-K filed with the Commission on July 18, 2008.

(5) Incorporated by reference from Form 8-K filed with the Commission on August 8, 2008.

(6) Incorporated by reference from Form 8-K filed with the Commission on August 26, 2008.

(7) Incorporated by reference from Form 8-K filed with the Commission on September 10, 2008.

(8) Incorporated by reference from Form 8-K filed with the Commission on February 21, 2008.







SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MAINLAND RESOURCES INC.

Dated: May 28, 2009                   By: /s/MICHAEL J. NEWPORT
                                          ______________________________________
                                             Michael J. Newport, President/Chief
                                             Executive Officer


Dated: May 28, 2009                   By: /s/ WILLIAM D. THOMAS
                                         _______________________________________
                                              William D. Thomas,
                                              Treasurer/Chief Financial
                                              Officer