Form 10-Q
period 2009-05-31
MAINLAND RESOURCES INC.
filed 2009-07-09
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended May 31, 2009

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


                       20333 STATE HIGHWAY 249, SUITE 200
                              HOUSTON, TEXAS 77070
                    ________________________________________
                    (Address of principal executive offices)


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                Accelerated filer [X]

Non-accelerated filer   [ ]                        Smaller reporting company [ ]

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                            Outstanding as of  July 7, 2009
Common Stock, $0.0001                            40,484,750

                            MAINLAND RESOURCES, INC.

                                    Form 10-Q


Part 1.   FINANCIAL INFORMATION                                                4

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets                                                    5
             Statements of Operations                                          6
             Statements of Cash Flows                                          7
             Notes to Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          26

Item 4.   Controls and Procedures                                             27

Part II.  OTHER INFORMATION                                                   28

Item 1.   Legal Proceedings                                                   28

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         28

Item 3.   Defaults Upon Senior Securities                                     29

Item 4.   Submission of Matters to a Vote of Security Holders                 29

Item 5.   Other Information                                                   29

Item 6.   Exhibits                                                            30

PART I

ITEM 1. FINANCIAL STATEMENTS




                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2009
                                   (UNAUDITED)


                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 (U.S. Dollars)

                                                                           May 31,         February 28,
                                                                            2009               2009
                                                                         (unaudited)         (audited)
_______________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
   Cash                                                                 $    715,628       $    150,276
   Accounts receivable                                                       403,620            373,045
   Deposit on properties (Note 4)                                          1,300,000          1,100,000
_______________________________________________________________________________________________________

  Total current assets                                                     2,419,248          1,623,321
_______________________________________________________________________________________________________

OIL AND GAS PROPERTIES, (Note 4)
   Proved, net of accumulated depletion $36,918 (2009 -12,000)               750,093            775,011
   Unproved                                                                1,404,879                  -
_______________________________________________________________________________________________________

Total Oil and Gas Properties                                               2,154,972            775,011
_______________________________________________________________________________________________________

TOTAL ASSETS                                                            $  4,574,220       $  2,398,332
=======================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                             $  1,361,678       $     70,230
_______________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                  1,361,678             70,230
_______________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (Note 5)
Common stock, 200,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 39,992,500 common shares                              3,999              3,962
   (February 28, 2009 - 39,615,000)
Additional paid-in-capital                                                16,564,937         16,056,099
Deficit accumulated during exploration stage                             (13,356,394)       (13,731,959)
_______________________________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY                                                 3,212,542          2,328,102
_______________________________________________________________________________________________________

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $  4,574,220       $  2,398,332
=======================================================================================================


   The accompanying notes are an integral part of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                May 12, 2006
                                                            Three months      Three months     (inception) to
                                                           ended May 31,     ended May 31,         May 31,
                                                               2009              2008               2009
_____________________________________________________________________________________________________________

REVENUES
   Oil and gas revenue                                      $   909,121       $         -       $  1,425,700
_____________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs and taxes                                    215,123                 -            364,446
   Depletion allowance                                           24,918                 -             36,918
   Consulting fees (Note 6)                                     151,134           317,780            746,508
   Management and rent fees - related party (Note 7)             35,372            15,500            176,192
   Marketing expenses                                            17,495                 -            938,602
   Mineral property costs                                             -                 -             14,510
   Office and general                                            43,379           170,744            185,426
   Professional fees                                             46,405            31,567            357,715
   Salary expense (Note 6)                                            -         2,457,000         12,002,685
_____________________________________________________________________________________________________________

                                                                533,826         2,992,591         14,823,002
_____________________________________________________________________________________________________________

NET OPERATING INCOME (LOSS)                                     375,295        (2,992,591)       (13,397,302)

OTHER INCOME
   Gain on settlement of debt                                         -            33,239             33,239
   Interest income                                                  270                 -              7,669
_____________________________________________________________________________________________________________

NET INCOME (LOSS)                                               375,565        (2,959,352)       (13,356,394)
_____________________________________________________________________________________________________________

Comprehensive income:
Foreign currency translation adjustment                               -               422                  -
_____________________________________________________________________________________________________________

COMPREHENSIVE INCOME (LOSS)                                 $   375,565       $(2,958,930)      $(13,356,394)
=============================================================================================================



BASIC INCOME (LOSS) PER COMMON SHARE                        $      0.01       $     (0.08)
=========================================================================================

DILUTED INCOME (LOSS) PER COMMON SHARE                      $      0.01       $     (0.00)
=========================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                         39,690,409        35,518,434
=========================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - DILUTED                       42,321,203                 -
=========================================================================================



The accompanying notes are an integral part of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                         May 12, 2006
                                                                      Three months ended May 31,          (inception)
                                                                     _____________________________         to May 31,
                                                                        2009              2008               2009
_____________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income loss                                                   $  375,565       $ (2,959,352)      $(13,356,394)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     - Non-cash mineral property expenditures (recoveries)                    -            (33,239)           (28,799)
     - Depletion                                                         24,918                  -             36,918
     - Stock-based compensation (Note 6)                                      -          2,457,000         12,002,685
     - Non-cash consulting fees (Note 6)                                  8,875                  -              8,875
     - Donated services and expenses                                          -                  -             14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Accounts receivable                                              (30,575)                 -           (403,620)
     - Accounts payable - related parties                                     -             (6,138)                 -
     - Accounts payable and accrued liabilities                           1,308            159,568             71,538
_____________________________________________________________________________________________________________________

NET CASH FROM (USED IN) OPERATING ACTIVITIES                            380,091           (382,161)        (1,654,377)
_____________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in oil and gas property                                  (114,739)          (702,923)          (901,750)
   Deposit on properties                                               (200,000)                 -         (1,300,000)
_____________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                            (314,739)          (702,923)        (2,201,750)
_____________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale of common stock                                           -          3,675,000          3,988,516
   Proceeds from exercised warrants                                     500,000                               500,000
   Advances from related party                                                -                  -             83,239
_____________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                               500,000          3,675,000          4,571,755
_____________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       -                422                  -
_____________________________________________________________________________________________________________________

INCREASE IN CASH                                                        565,352          2,590,338            715,628

CASH, BEGINNING OF PERIOD                                               150,276             19,495                  -
_____________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                  $  715,628       $  2,609,833         $  715,628
=====================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND
   NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                          $        -        $         -          $        -
     Cash paid for income taxes                                      $        -        $         -          $        -
     Common stock issued for acquisition of mineral property         $        -        $         -         $     4,440
     Common stock issued for satisfaction of liability               $        -        $         -         $    50,000
     Common stock issued for consulting fees                         $    8,875        $         -         $     8,875
     Donated services and rent                                       $        -        $         -         $    14,420


   The accompanying notes are an integral part of these financial statements.


                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Mainland Resources Inc. (the "Company") is an exploration stage company that was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 4). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008. The first well was completed at the end of January 2009 and is in production. The Company began drilling its second well in April 2009. It is expected to be completed by the end of July 2009. The Company began drilling its third well in May 2009. It is expected to be completed by the middle of August 2009.

GOING CONCERN
The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of May 31, 2009, the Company has an accumulated deficit of $13,356,394. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock and advances from related parties. During 2009, the Company completed a private placement of $4,000,000 at $0.67 per unit with each unit consisting of one common share and one half warrant at $1.33 per share exercisable for a period of one year from issuance (refer to Note 5). In addition, between March 1, 2009 and June 1, 2009 864,750 warrants were exercised at $1.33 for net proceeds to the company of $1,153,000.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________


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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of May 31, 2009, there has been no asset retirement obligations rendered.

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

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of May 31, 2009, the Company's cash and cash equivalents exceed federally insured limits.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive.

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the second quarter of Fiscal 2010 and do not expect it to have a material impact on our consolidated financial statements.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________


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

NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

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

COTTON VALLEY/ HAYNESVILLE
The Company has leased various other properties totalling approximately 144 net acres, consisting of approximately 84 net acres leased as of February 29, 2008 and added 60 net acres leased during the year ended February 28, 2009 for an additional consideration of $22,753. These additional property leases, within the Cotton Valley/Haynesville trend in the state of Louisiana, are for three year terms. The Company has a 100% Working Interest and a 75% N.R.I. in the leases comprising a total of 2,695 net acres.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

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

STEVENSON DOUGLAS LLC. 16 - #1
The second well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in April 2009. The Company expects the well to be completed by the end of July 2009.

DEHAN 15 - #1-H
The third well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in May 2009. The Company expects the well to be completed by the middle of August 2009.

MISSISSIPPI PROSPECT
On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009 whereby the option period has been extended until December 31, 2009. Additional deposits of $250,000, $100,000, $250,000, $100,000, $100,000 and $100,000 were paid on
October 17, 2008,  December 1, 2008,  December 29, 2008,  April 27, 2009, May 6,
2009 and June 5, 2009 for a total deposit to date of $1,400,000 (May 31, 2009 - $1,300,000; February 28, 2009 - $1,100,000).

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

The Company's Oil and Gas properties are made up as follows:

                                            May 31,       February 29,
                                             2009             2009
______________________________________________________________________


Oil and Gas Properties:
   Proved, subject to depletion           $   787,011      $ 787,011
   Unproved, not subject to depletion       1,404,879              -
______________________________________________________________________

                                            2,191,890        787,011
   Accumulated depletion                      (36,918)       (12,000)
______________________________________________________________________

Total Oil and Gas Properties              $ 2,154,972      $ 775,011
======================================================================


The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

                               Acquisition       Development
                                  Costs             Costs             Total
______________________________________________________________________________


Balance, February 28, 2008      $   9,176        $         -       $     9,176

Incurred during the year          702,923             74,912           777,835
Reallocated to proven and
   subject to depletion          (712,099)           (74,912)         (787,011)
______________________________________________________________________________

Balance, February 29, 2008              -                  -                 -

Incurred during the period              -          1,404,879         1,404,879
______________________________________________________________________________


Balance, May 31, 2009           $       -        $ 1,404,879       $ 1,404,879
==============================================================================


Depletion of proved oil and gas properties during the period ended May 31, 2009 was computed on the units-of-production method based upon estimated proved reserves of 8.369 Bcf, reserves produced during the period of 269,075 Mcf and net capitalized costs to be amortized totaling $775,011, resulting in a depletion cost of $24,918 for the period and total accumulated depletion costs as of May 31, 2009 of $36,918.

NOTE 4 - STOCKHOLDERS' EQUITY
________________________________________________________________________________

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
________________________________________________________________________________

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

Subsequent to the period on June 15, 2009, the Company issued 2,500 shares of common stock at an estimated fair value of $2.90 per share as per the terms of a consulting agreement that became effective March 1, 2009.

(D)      SHARE PURCHASE WARRANTS
Subsequent to the year end on April 29, 2009, the Company extended expiration of the 3,000,000 warrants from May 1, 2009 to June 1, 2009.

As of May 31, 2009, a total of 375,000 warrants were exercised at $1.33 per share with net proceeds of $500,000 to the Company.

Subsequent to the period on June 1, 2009, 489,750 warrants were exercised at $1.33 per share with net proceeds of $653,000 to the Company and the remaining 2,135,250 warrants expired unexercised.

Details of the Company's share purchase warrants outstanding as of May 31, 2009 are as follows:

Exercise       Weighted        Number of warrants
 price       average price     to purchase shares     Expiry Date
__________________________________________________________________

 $1.33           $1.33             2,625,000          June 1, 2009

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

(D)      SHARE PURCHASE WARRANTS (CONTINUED)
The Company's share purchase warrants activity for the period ended May 31, 2009 is summarized as follows:

                                                                Weighted average
                                            Weighted average      remaining In
                               Number of     exercise price       contractual
                               Warrants        per share        life (in years)
________________________________________________________________________________

Balance, February 29, 2008             -         $    -                  -
Issued                         3,000,000           1.33                  -
Expired                                -              -                  -
Exercised                              -              -                  -
________________________________________________________________________________

Balance,  February 29, 2008    3,000,000           1.33               0.17
Issued                                 -              -                  -
Expired                                -              -                  -
Exercised                       (375,000)          1.33                  -
________________________________________________________________________________

Balance, May 31, 2009          2,625,000         $ 1.33               0.17
================================================================================


NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

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

As approved by the Board of Directors, between July 9, 2008 and August 19, 2008, the Company granted a total of 1,350,000 fully vested stock options to certain officers and directors of the Company at prices ranging from $4.20 per share to $6.35 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $7,157,685 and was determined using the Black-Scholes option pricing model with the following assumptions; expected lives of 5 years, risk free interest rates ranging from 3.07% - 3.12%, dividend yields of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, on November 18, 2008, the Company granted a total of 250,000 fully vested stock options to a director of the Company at $5.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,182,500 and was determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.22%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

As approved by the Board of Directors, on February 4, 2009, the Company granted a total of 300,000 fully vested stock options to two directors of the Company at $3.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,197,000 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

Also effective February 4, 2009, the Company cancelled 900,000 previously granted and fully vested options to a former director at $1.17 per share and repriced to $3.00 per share, 1,600,000 previously granted and fully vested options with original exercise prices ranging from $4.20 per share to $6.35 per share with all other terms remaining unchanged from the original issuances. The estimated incremental fair value resulting from the modification of these options of $8,500 was recorded as a stock based compensation expense in 2009.

The Company's stock option activity for the period ended May 31, 2009 is summarized as follows:

                                                                Weighted average
                                            Weighted average      remaining In
                               Number of     exercise price       contractual
                                Options        per share        life (in years)
________________________________________________________________________________

Balance, February 29, 2008             -         $    -                  -
Granted                        4,000,000           2.82                  -
Exercised                              -              -                  -
Expired / cancelled             (900,000)          1.17
________________________________________________________________________________

Balance, February 28, 2009     3,100,000           2.29               9.36
================================================================================

Granted                                -              -                  -
Exercised                              -              -                  -
Expired / cancelled                    -              -
________________________________________________________________________________

Balance, May 31, 2009          3,100,000         $ 2.29               9.11
================================================================================


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The Company paid a total of $35,372 in management fees to officers and directors of the Company for the period ended May 31, 2009 (May 31, 2008 - $15,500).


NOTE 7 - SUBSEQUENT EVENTS
________________________________________________________________________________

On June 1, 2009, 489,750 warrants were exercised at $1.33 per share with net proceeds of $653,000 to the Company.

On June 15, 2009, the Company issued 2,500 shares of common stock at an estimated fair value of $2.90 per share as per the terms of a consulting agreement that became effective March 1, 2009 (refer to Note 4).

On June 22, 2009, the Company entered into an option agreement with Westrock Land Corp. to acquire up to 8,000 net acres in mineral oil and gas leases in certain properties located in the State of Mississippi. The Company has until August 31, 2009 to complete its due diligence.

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

COTTON VALLEY/HAYNESVILLE

As of the date of this Quarterly Report, we have leased various other properties totaling approximately 144 net acres consisting of approximately 84 net acres leased as of February 29, 2008 and an additional 60 net acres leased as of February 28, 2009 for payment of additional consideration of $22,753. These additional property leases within the Cotton Valley/Haynesville trend in the State of Louisiana are for a three-year term period. We have a 100% working interest and a 75% net revenue interest in the leases.

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

GRIFFITHS 11-#1 WELL. On October 20, 2008, the Griffith Well No. 10H was spudded. The Griffiths 11-#1 well commenced production at the end of January 2009. The approximate reading for total gas produced from the Griffiths 11-#1 well and shipped to market through March 31, 2009 was reported at 832,228 MCF or ..832 BCF. We believe that the recoverable reserves for the Griffith 11-#1 well may ultimately be from 7.5 BCF to 15.81 BCF. The 15.81 BCF rate was determined by a reserve report prepared by T.W. McQuire & Associates, Inc. The ultimate recovery was determined by suing a type curve that uses 80% decline for the first year followed by a 30% decline for the second year, 15% decline for the third year, and a 10% decline over the remaining expected life of the well.

STEPHENSON DOUGLAS LLC 16-#1. The second well under the Petrohawk Agreement, the Stevenson Douglas LLC 16-#1 well, began drilling in April 2009. As of the date of this Quarterly Report, the Stephenson Douglas LLC 16-#1 well has spud and we cemented surface casing at about 1800 feet. As of the date of this Quarterly Report, the Stephenson Douglas LLC 16-#1 has been successfully drilled to a depth of 10,700 feet and 7 5/8 inch intermediate casing has been run on the well to this depth. The rig has now been released. Management believes that the Stephenson Douglas LLC 16-#1 well shows similar potentially productive sands in the Hosston and Cotton Valley formations to those discovered in the Griffiths

11-#1Well. We are awaiting the scheduled arrival of a larger rig capable of whip stocking the well and drilling the lateral portion of the wellbore. We expect the well to be completed by the end of July 2009.

DEHAN 15 -#1-H. The third well under the Petrohawk Agreement, the Dehan 15 #1-well, began drilling in May 2009. As of the date of this Quarterly Report, we expect the well to be completed by the middle of August 2009.

MISSISSIPPI PROSPECT/WESTROCK LAND CORP.
Effective on September 4, 2008, our Board of Directors authorized the execution of an option agreement (the "2008 Option Agreement") with Westrock Land Corp. ("Westrock") to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi (the "Leases"). In accordance with the terms and provisions of the 2008 Option Agreement: (i) we will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) we have agreed to pay certain acquisition costs per net mineral acre and also paid a $500,000 deposit to secure the 2008 Option Agreement; (iii) the balance of the acquisition costs will be due and payable upon completion of the due diligence, which 2008 Option Agreement is subject to the completion of standard due diligence review by us to be completed no later than October 15, 2008; and (iv) upon closing scheduled no later than October 15, 2008, Westrock shall assign to us all of its right, title and interest in and to the Leases free and clear of all liens and encumbrances. On October 15, 2008, November 30, 2008 and subsequently on April 16, 2009, the 2008 Option Agreement was extended pursuant to which the option period is currently extended until June 1, 2009. Additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000 were paid on
October 17, 2008, December 1, 2008, December 29, 2008 and April 27, 2009, May 6, 2009 and June 5, 2009 respectively, for a total deposit to date of $1,400,000 (May 31, 2009 - $1,300,000, February 28, 2009 - $1,100,000) in connection with these extensions.

Effective on June 23, 2009, our Board of Directors authorized the execution of a further option agreement (the "2009 Option Agreement") with Westrock to acquire up to 8,000 net acres in mineral oil and gas leases in certain property located in the State of Mississippi (the "Acquired Properties"). Westrock owns all rights, title and interest in all depths pursuant to certain oil and gas leases comprising the Acquired Properties. In accordance with the terms and provisions of the 2009 Option Agreement: (i) we shall pay to Westrock consideration based on per net mineral acre, which is due and payable upon completion of due diligence by us and execution of appropriate assignments; (ii) Westrock grants to us until August 31, 2009 to complete our due diligence; and (iii) the effective date of the conveyance of the Acquired Properties shall be approximately August 31, 2009.

RESULTS OF OPERATION

We are an exploration stage company and although we have realized revenues, we have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month periods ended May 31, 2009 and May 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                            THREE MONTH         FOR THE PERIOD
                                            PERIOD ENDED       FROM MAY 12, 2006
                                            MAY 31, 2009        (INCEPTION) TO
                                          AND MAY 31, 2008       MAY 31, 2009
________________________________________________________________________________

REVENUES
   Oil and gas revenue                  $909,121            -    $  1,425,700

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs and taxes             215,123            -         364,446
   Depletion allowance                    24,918            -          36,918
   Consulting fees                       151,134      317,780         746,508
   Management fees and rent fees-
      related party                       35,372       15,500         176,192
   Marketing expenses                     17,495            -         938,602
   Mineral property costs                      -            -          14,510
   Office and general                     43,379      170,744         185,426
   Professional fees                      46,405       31,567         357,715
   Salary expense                              -    2,457,000      12,002,685
                                        _____________________________________

Net operating income (loss)              375,295   (2,992,591)    (13,397,302)

Other income
   Gain on settlement of debt                  -       33,239          33,239
   Interest income                           270            -           7,669

Net income (loss)                        375,565   (2,959,352)    (13,356,394)
   Foreign currency translation
      adjustment                               -          422               -

Comprehensive income (loss)              375,565   (2,958,930)    (13,356,394)

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

THREE MONTH PERIOD ENDED MAY 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED MAY 31, 2008.

Our comprehensive income for the three month period ended May 31, 2009 was $375,565 compared to a comprehensive loss of ($2,958,930) during the three month period ended May 31, 2008 (an increase in comprehensive income of $2,583,365). During the three month period ended May 31, 2009, we generated $909,121 in oil and gas revenue compared to $-0- generated during the three month period ended May 31, 2008.

During the three month period ended May 31, 2009, we incurred general and administrative expenses of $533,826 compared to $2,992,591 incurred during the three month ended May 31, 2008 (a decrease of $2,458,765). These general and administrative expenses incurred during the three month period ended May 31, 2009 consisted of: (i) operating costs and taxes of $215,123 (2008: $-0-); (ii) depletion allowance of $24,918 (2008: $-0-); (iii) consulting fees of $151,134 (2008: $317,780); (iv) management and rent fees-related party of $35,372 (2008:
$15,500);  (v)  marketing  expenses  of $17,495  (2008:  $-0-);  (vi) office and general of $43,379 (2008:  $170,744);  (vii) professional fees of $46,405 (2008:
$31,567); and (viii) salary expense of $-0- (2008: $2,457,000).

Of the $533,826 incurred as general and administrative expenses during the three month period ended May 31, 2009, we incurred management fees of $35,372 payable to our officers and directors.

General and administrative expenses incurred during the three month period ended May 31, 2009 compared to the three month period ended May 31, 2008 decreased primarily due to the decrease in salary expense to $-0- from $2,457,000 during the three month period ended May 31, 2008 relating to the valuation of stock based compensation, the decrease in consulting fees to $151,134 from $317,780 during the three month period ended May 31, 2008, and the decrease in office and general to $43,379 from $170,744 during the three month period ended May 31, 2008. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating income during the three month period ended May 31, 2009 was $375,295 compared to a net operating loss of ($2,992,591) during the three month period ended May 31, 2008.

During the three month period ended May 31, 2009, we recorded other income in the amount of $-0- (2008: $33,239) in gain on settlement of debt and $270 (2008:
$-0-) in interest income. This resulted in net income of ($375,565) for the three month period ended May 31, 2009 compared to a net loss of ($2,959,352) for the three month period ended May 31, 2008.

Our net loss of ($2,959,352) for the three month period ended May 31, 2008 was offset for foreign currency translation adjustment of $422 (2009: $-0-). This resulted in comprehensive income of $375,565 for the three month period ended

May 31, 2009 as compared to a comprehensive loss of ($2,958,930) for the three month period ended May 31, 2008. The weighted average number of shares outstanding was 39,690,409 for the three month period ended May 31, 2009 compared to 35,518,434 for the three month period ended May 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MAY 31, 2009

As at the three month period ended May 31, 2009, our current assets were $2,419,248 and our current liabilities were $1,361,678, which resulted in a working capital surplus of $1,057,570. As at the three month period ended May 31, 2009, current assets were comprised of: (i) $715,628 in cash; (ii) $403,620 in accounts receivable; and (iii) $1,300,000 in deposit on properties. As at the three month period ended May 31, 2009, current liabilities were comprised of $1,361,678 in accounts payable and accrued liabilities.

As at the three month period ended May 31, 2009, our total assets were $4,574,220 comprised of: (i) current assets in the amount of $2,419,248; (ii) valuation of proved oil and gas properties, net of accumulated depletion of $750,093; and (iii) valuation of unproved oil and gas properties of $1,404,879. The increase in total assets during the three month period ended May 31, 2009 from fiscal year ended February 29, 2009 was primarily due to the increase in cash and the valuation of the unproved oil and gas properties of $1,404,879.

As at the three month period ended May 31, 2009, our total liabilities were $1,361,678 comprised entirely of current liabilities. The increase in liabilities during the three month period ended May 31, 2009 from fiscal year ended February 29, 2008 was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders' equity increased from $2,328,102 for fiscal year ended February 29, 2009 to $3,212,542 for the three month period ended May 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have generated positive cash flows from operating activities during the quarter. For the three month period ended May 31, 2009, net cash flows from operating activities was $380,091 consisting primarily of net income of $375,565. Net cash flows from operating activities was adjusted by $24,918 in depletion and $8,875 in non-cash consulting fees. Net cash flows from operating activities was further changed by $1,308 in accounts payable and accrued liabilities and ($30,575) in accounts receivable.

For the three month period ended May 31, 2008, net cash flows used in operating activities was ($382,161) consisting primarily of a net loss of ($2,959,352). Net cash flows used in operating activities was adjusted by $2,457,000 in stock based compensation and ($33,239) in non-cash mineral property recoveries. Net cash flows used in operating activities was further changed by $159,568 in accounts payable and accrued liabilities and ($6,138) in accounts payable - related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended May 31, 2009, net cash flows used in investing activities was ($314,739) consisting of investment in oil and gas property of ($114,739) and deposit on properties of ($200,000) compared to net cash flows used in investing activities during the three month period ended May 31, 2008 of ($702,923) consisting of investment in oil and gas property.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2009, net cash flows provided from financing activities was $500,000 compared to $3,675,000 for the three month period ended May 31, 2008. Cash flows from financing activities for the three month period ended May 31, 2009 consisted of $500,000 in proceeds from the exercise of warrants. Cash flows from financing activities for the three month period ended May 31, 2008 consisted of $3,675,000 in proceeds on sale of common stock.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC., Certified Public Accountants regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended May 31, 2009 filed with the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CONSULTING AGREEMENT
Effective on March 17, 2009, we issued 2,500 shares of our restricted common stock at a per share price of $3.55 in accordance with the terms and provisions of a consulting services agreement. The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act. The per share price of the Units were valued at the fair market value of the Company's stock at the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

CONSULTING AGREEMENT

Effective on June 15, 2009, we issued 2,500 shares of our restricted common stock at a per share price of $2.90 in accordance with the terms and provisions of a consulting services agreement. The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act. The per share price of the Units were valued at the fair market value of the Company's stock at the date of issuance.

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

On April 29, 2009, our Board of Directors pursuant to written consent resolutions approved a thirty-day extension to the Exercise Period to June 1, 2009 based on current market conditions. As of the date of this Quarterly Report, an aggregate of 864,750 Warrants were exercised at $1.33 per share with net proceeds of $1,153,000. Therefore, we issued an aggregate of 432,375 shares of our restricted common stock. The remaining 2,135,250 Warrants expired unexercised.

ITEM 6. EXHIBITS

        Exhibits:

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


                                 MAINLAND RESOURCES, INC.


Dated: July 7, 2009              By: /s/ MICHAEL J. NEWPORT
                                         _______________________
                                         Michael J. Newport,
                                         President and
                                         Chief Executive Officer


Dated: July 7, 2009              By: /s/ WILLIAM D. THOMAS
                                         _______________________
                                         William D. Thomas
                                         Chief Financial Officer