Form 10-Q
period 2009-08-31
MAINLAND RESOURCES INC.
filed 2009-10-13
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended August 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                         Outstanding as of  October 7, 2009
Common Stock, $0.0001                         80,969,502*

*Increased from 40,484,751 shares of common stock to 80,969,502 shares of common stock based upon the June 16, 2009 Forward Stock Split.

                            MAINLAND RESOURCES, INC.

                                    Form 10-Q


Part 1.   FINANCIAL INFORMATION                                                4

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets                                                    5
             Statements of Operations                                          6
             Statements of Cash Flows                                          7
             Notes to Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          30

Item 4.   Controls and Procedures                                             31

Part II.  OTHER INFORMATION                                                   32

Item 1.   Legal Proceedings                                                   32

Item 1A.  Risk Factors                                                        33

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         33

Item 3.   Defaults Upon Senior Securities                                     33

Item 4.   Submission of Matters to a Vote of Security Holders                 33

Item 5.   Other Information                                                   34

Item 6.   Exhibits                                                            37

PART I

ITEM 1. FINANCIAL STATEMENTS




                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2009
                                   (UNAUDITED)


                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                 (U.S. Dollars)

                                                                                              August 31,        February 28,
                                                                                                 2009               2009
______________________________________________________________________________________________________________________________
                                                                                              (unaudited)         (audited)

                                     ASSETS

   CURRENT ASSETS
      Cash                                                                                    $    107,242       $    150,276
      Accounts receivable                                                                          316,910            373,045
      Deposit on properties (Note 3)                                                             1,600,000          1,100,000
      Financing costs; net of accumulated amortization of $82,953                                  332,647                  -
______________________________________________________________________________________________________________________________

     Total current assets                                                                        2,356,799          1,623,321
______________________________________________________________________________________________________________________________

   OIL AND GAS PROPERTIES, (Note 3)
      Proved, net of accumulated depletion $130,397 (2009 -12,000)                               3,347,988            775,011
      Unproved                                                                                     414,575                  -
______________________________________________________________________________________________________________________________

     Total Oil and Gas Properties                                                                3,762,563            775,011
______________________________________________________________________________________________________________________________

   TOTAL ASSETS                                                                               $  6,119,362       $  2,398,332
==============================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                                $    310,223       $     70,230
      Promissory note (Note 4)                                                                   2,000,000                  -
______________________________________________________________________________________________________________________________

   TOTAL CURRENT LIABILITIES                                                                     2,310,223             70,230

   CONTINGENCIES (Note 9)

   STOCKHOLDERS' EQUITY (Note 5)
   Common stock, 400,000,000 shares authorized with $0.0001 par value
   Issued and outstanding - 80,969,502 common shares                                                 8,097              3,962
      (February 28, 2009 - 79,230,002)
   Additional paid-in-capital                                                                   18,368,062         16,056,099
   Deficit accumulated during exploration stage                                                (14,567,020)       (13,731,959)
______________________________________________________________________________________________________________________________

   TOTAL STOCKHOLDERS' EQUITY                                                                    3,809,139          2,328,102
______________________________________________________________________________________________________________________________

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                   $  6,119,362       $  2,398,332
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   May 12, 2006
                                                                                                                    (inception)
                                                  Three months ended August 31,     Six months ended August 31,    to August 31,
                                                      2009             2008            2009            2008             2009
_________________________________________________________________________________________________________________________________
REVENUES
   Oil and gas revenue                            $   575,233     $         -     $ 1,484,353     $          -    $  2,000,932
_________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs and taxes                          195,486               -         410,609                -         559,932
   Depletion allowance                                 93,479               -         118,397                -         130,397
   Consulting fees (Note 6)                            52,847         174,577         203,981          492,357         799,355
   Management fees - related party (Note 7)            49,000          40,500          84,372           56,000         225,192
   Marketing expenses                                  44,508         745,490          62,003          896,827         983,110
   Mineral property costs                                   -               -               -                -          14,510
   Office and general                                  45,556          25,867          88,935           47,334         230,982
   Professional fees                                   63,296          81,129         109,701          112,696         421,011
   Salary expense (Note 6)                          1,148,000       7,157,685       1,148,000        9,614,685      13,150,685
_________________________________________________________________________________________________________________________________

                                                   (1,692,172)     (8,225,248)     (2,225,998)     (11,219,899)    (16,515,174)
_________________________________________________________________________________________________________________________________

NET OPERATING LOSS                                 (1,116,939)     (8,225,248)       (741,645)     (11,219,899)    (14,514,242)

OTHER ITEMS
   Gain on settlement of debt                               -               -               -           33,239          33,239
   Interest income                                        198           3,967             468            6,027           7,867
   Interest expense                                   (11,958)              -         (11,958)               -         (11,958)
   Financing costs (Note 4)                           (82,953)              -         (82,953)               -         (82,953)
_________________________________________________________________________________________________________________________________

NET LOSS                                           (1,211,652)     (8,221,281)       (836,088)     (11,180,633)    (14,568,047)
_________________________________________________________________________________________________________________________________

Foreign currency translation adjustment                     -               -               -              422               -
_________________________________________________________________________________________________________________________________

COMPREHENSIVE LOSS                                $(1,211,652)    $(8,221,281)    $  (836,088)    $(11,180,211)   $(14,568,047)
=================================================================================================================================

BASIC LOSS
   PER COMMON SHARE                               $     (0.02)    $     (0.10)    $     (0.01)    $      (0.15)
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF                         80,969,500      78,838,696      80,175,160       74,959,098
COMMON SHARES OUTSTANDING-BASIC
===============================================================================================================


   The accompanying notes are an integral part of these financial statements.



                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                               May 12, 2006
                                                                                                              (inception) to
                                                                            Six months ended August 31,          August 31,
                                                                              2009               2008               2009
______________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $  (836,088)      $(11,180,633)      $(14,568,047)
  Adjustments to reconcile net loss to net cash used in operating activities:
     - Non-cash mineral property expenditures (recoveries)                             -            (33,239)           (28,799)
     - Depletion                                                                 118,397                  -            130,397
     - Stock-based compensation (Note 6)                                       1,148,000          9,614,685         13,150,685
     - Non-cash consulting fees (Note 5)                                          16,125                  -             16,125
     - Amortized financing cost                                                   82,953                  -             82,953
     - Donated services and expenses                                                   -                  -             14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Accounts receivable                                                        56,135            (24,280)          (316,910)
     - Accounts payable - related parties                                              -             (6,138)                 -
     - Accounts payable and accrued liabilities                                  234,459              9,174            304,689
______________________________________________________________________________________________________________________________

NET CASH FROM (USED IN) OPERATING ACTIVITIES                                     819,981         (1,620,431)        (1,214,487)
______________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in oil and gas property                                         (3,100,415)        (1,041,863)        (3,887,426)
   Deposit on properties                                                        (500,000)                 -         (1,600,000)
______________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   (3,600,415)        (1,041,863)        (5,487,426)
______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                                   -          3,950,000          3,988,516
    Proceeds from exercised warrants                                           1,153,000                  -          1,153,000
    Promissory note payable                                                    2,000,000                  -          2,000,000
    Payment of financing cost                                                   (415,600)                 -           (415,600)
    Advances from related party                                                        -                  -             83,239
______________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      2,737,400          3,950,000          6,809,155
______________________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                -                422                  -
______________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                      (43,034)         1,288,128            107,242

CASH, BEGINNING OF PERIOD                                                        150,276             19,495                  -
______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                          $   107,242       $  1,307,623       $    107,242
==============================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                                  $    11,958       $          -       $     11,958
     Cash paid for income taxes                                              $         -       $          -       $          -
     Common stock issued for acquisition of mineral property                 $         -       $          -       $      4,440
     Common stock issued for satisfaction of liability                       $         -       $     50,000       $     50,000
     Common stock issued for consulting fees                                 $    16,125       $          -       $     16,125
     Donated services and rent                                               $         -       $          -       $     14,420


   The accompanying notes are an integral part of these financial statements.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Mainland Resources Inc. (the "Company") is an exploration stage company that was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008. The first well was completed at the end of January 2009 and is in production. The Company began drilling its second well in April 2009. It is expected to be completed by the end of December 2009. The Company began drilling its third well in May 2009. The third well was completed and began producing in the middle of August 2009.

GOING CONCERN
The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of August 31, 2009, the Company has an accumulated deficit of $14,567,020. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing. During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to
Note 5). In addition, during the six months ended August 31, 2009, 1,729,500 warrants were exercised at $0.67 for net proceeds to the company of $1,153,000. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing of which $2,000,000 has been advanced to the Company as of August 31, 2009 (refer to Note 4).

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of August 31, 2009, there has been no asset retirement obligations rendered.

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

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of August 31, 2009, the Company's cash and cash equivalents do not exceed federally insured limits.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 in the second quarter of Fiscal 2010 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending February 28, 2010. This will not have an impact on the results of the Company.

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

COTTON VALLEY/ HAYNESVILLE
The Company has leased various other properties totalling approximately 144 net acres, consisting of approximately 84 net acres leased as of February 29, 2008 and added 60 net acres leased during the year ended February 28, 2009 for additional consideration of $22,753. These additional property leases, within the Cotton Valley/Haynesville trend in the state of Louisiana, are for three year terms. The Company has a 100% Working Interest and a 75% N.R.I. in the leases comprising a total of 2,695 net acres.

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

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

GRIFFITHS 11- #1
The first well under the Petrohawk Agreement, the Griffiths 11- #1, began drilling in October 2008. The well commenced production at the end of January 2009.

STEVENSON DOUGLAS LLC. 16 - #1
The second well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in April 2009. The Company expects the well to be completed by the end of December 2009.

DEHAN 15 - #1-H
The third well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in May 2009. The well commenced production in the middle of August 2009.

MISSISSIPPI PROSPECT
On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009 whereby the option period has been extended until December 31, 2009. Additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000 were paid on October 17,
2008,  December 1, 2008, December 29, 2008, April 27, 2009, May 6, 2009 and June
5, 2009 for a total  deposit to date of  $1,300,000  (May 31, 2009 - $1,300,000;
February 28, 2009 - $1,100,000).

MISSISSIPPI HAYNESVILLE/BOSSIER PROSPECT
On June 23, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 500 acres thus aggregating 8,500 net acreage subject to the Option Agreement. The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement with the closing date being extended to October 15, 2009.

The Company's Oil and Gas properties are made up as follows:

                                           August 31,         February 29,
                                              2009                 2009
____________________________________________________________________________
Oil and Gas Properties:
  Proved, subject to depletion             $  3,478,385         $   787,011
  Unproved, not subject to depletion            414,575                   -
____________________________________________________________________________

                                              3,892,960             787,011
  Accumulated depletion                        (130,397)            (12,000)
____________________________________________________________________________

Total Oil and Gas Properties               $  3,762,563         $   775,011
============================================================================

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:



                                                        Acquisition         Development
                                                           Costs               Costs                Total
                                                    _________________________________________________________

Balance, February 28, 2008                              $     9,176        $          -         $      9,176

Incurred during the year                                    702,923              74,912              777,835
Reallocated to proven and subject to depletion             (712,099)            (74,912)            (787,011)
                                                    _________________________________________________________

Balance, February 29, 2008                                        -                   -                    -

Incurred during the period                                        -           3,105,949            3,105,949
Reallocated to proven and subject to depletion                    -          (2,691,347)          (2,691,347)
                                                    _________________________________________________________
Balance, August 31, 2009                                 $        -        $    414,575         $    414,575
                                                    =========================================================


Depletion of proved oil and gas properties during the period ended August 31, 2009 was computed on the units-of-production method based upon estimated proved reserves of 13.169 Bcf, reserves produced during the period of 448,246 Mcf and net capitalized costs to be amortized totaling $3,478,385 resulting in a depletion cost of $118,397 for the period and total accumulated depletion costs as of August 31, 2009 of $130,397.

NOTE 4 - PROMISSORY NOTE
________________________________________________________________________________

Effective July 21, 2009, the Board of Directors of the Company authorized the execution of a $3,500,000 senior secured bridge loan with Guggenheim Corporate Funding LLC ("Guggenheim") (the "Loan Agreement"). The Company closed the Loan Agreement effective August 10, 2009 with a maturity date of December 1, 2009. As of August 31, 2009; $2,000,000 had been advanced to the Company with the remaining $1,500,000 to be advanced after certain conditions are met. The term financing also proposes non-binding conditions for a $10,000,000 senior secured advancing line of credit to be negotiated between the Company and Guggenheim.

The bridge loan bears interest at bank prime rate plus 7.00% calculated and paid on a monthly basis, of which $11,958 was paid through August 31, 2009. The bridge loan is secured by way of a charge over the Company's interest in the East Holly Prospect in the State of Louisiana. The Company paid financing fees in connection with the Loan Agreement of $415,600 which are being amortized over the life of the loan. In addition, the Company agreed to assign 15% of its interest in an overriding royalty in Section 15, T23N, R14W, Desoto Parish, Louisiana (includes the Dehan 15- #1H well).

NOTE 5 - STOCKHOLDERS' EQUITY
________________________________________________________________________________
(A)      SHARE CAPITAL

The Company's capitalization is 400,000,000 common shares with a par value of $0.0001 per share.

On February 25, 2008, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 20 new shares for 1 old share which was effective March 11, 2008. On May 12, 2008, the directors of the Company approved a special resolution, to undertake a forward split of the common stock of the Company on the basis of 1.5 new shares for 1 old share which was effective May 29, 2008. On June 12, 2009, the directors of the Company approved a special resolution, to undertake a forward split of the common stock of the Company on a basis of 2 new shares for 1 old share which was effective on July 15, 2009.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 20:1 forward stock split on March 11, 2008, the 1.5:1 forward stock split on

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

(A)      SHARE CAPITAL (CONTINUED)

May 29, 2008 and the 2:1 forward stock split on July 15, 2009 have been adjusted to reflect these stock splits on a retroactive basis , unless otherwise noted.

(B)      PRIVATE PLACEMENTS
On June 15, 2006, the Company issued 12,000,000 unregistered shares of common stock at $0.0000143 per share for proceeds of $172.

On October 6, 2006, the Company issued 25,020,000 unregistered shares of common stock at a price of $0.000715 per share for proceeds of $17,892.

On October 15, 2007, the Company issued 24,000,000 unregistered shares of common stock at a price of $0.00085 per share for proceeds of $20,452.

Between May 1, 2008 and July 22, 2008, the Company completed a private placement of 12,000,000 unregistered units at $0.33 per unit for proceeds of $4,000,000. Of this amount, $50,000 was by way of a settlement of debt and the remaining $3,950,000 was received in cash. Each unit consists of one common share and one-half non-transferable share purchase warrant; one whole non-transferable purchase warrant is exercisable at $0.67 per share for a period of one year from the date of issuance ending on May 1, 2009.

(C)      OTHER ISSUANCES
On July 15, 2006, the Company issued 6,210,000 shares of common stock at a price of $0.00071 per share on settlement of $4,440 for mineral property acquisition.

On March 17, 2009, the Company issued 5,000 shares of common stock at an estimated fair value of $1.78 per share as per the terms of a consulting agreement that became effective March 1, 2009.

On June 15, 2009, the Company issued 5,000 shares of common stock at an estimated fair value of $1.45 per share as per the terms of a consulting agreement that became effective March 1, 2009.

(D)      SHARE PURCHASE WARRANTS
On April 29, 2009, the Company extended expiration of the 6,000,000 warrants from May 1, 2009 to June 1, 2009.

During the period, a total of 1,729,500 warrants were exercised at $0.67 per share with net proceeds of $1,153,000 to the Company and the remaining 4,270,500 warrants expired unexercised.

The Company's share purchase warrants activity for the period ended August 31, 2009 is summarized as follows:



                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Warrants           Price per share           In contractual life (in years)
______________________________________________________________________________________________________________________________
Balance, February 29, 2008                           -                         $     -                                 -
Issued                                       6,000,000                            0.67                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
______________________________________________________________________________________________________________________________

Balance,  February 29, 2008                  6,000,000                            0.67                              0.17
Issued                                               -                               -                                 -
Expired                                    (4,270,500)                            0.67                                 -
Exercised                                  (1,729,500)                            0.67                                 -
______________________________________________________________________________________________________________________________

Balance, August 31, 2009                             -                         $     -                                 -
==============================================================================================================================

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 6 - STOCK OPTION PLAN
________________________________________________________________________________

On April 7, 2008, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 4,400,000 options to acquire common shares with terms of up to 10 years. On July 9, 2008, the Board of Directors of the Company ratified, approved and amended the Stock Option Plan for the Company increasing the allowable grant from 4,400,000 options to 7,600,000 options. On September 22, 2009, the Board of Directors of the Company ratified, approved and amended the Stock Option Plan for the Company increasing the allowable grant from 7,600,000 options to 12,000,000 options. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of Directors, on April 7, 2008, the Company granted 4,200,000 fully vested stock options to certain officers, directors and management of the Company at $0.59 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $2,457,000 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, between July 9, 2008 and August 19, 2008, the Company granted a total of 2,700,000 fully vested stock options to certain officers and directors of the Company at prices ranging from $2.10 per share to $3.18 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $7,157,685 and was determined using the Black-Scholes option pricing model with the following assumptions; expected lives of 5 years, risk free interest rates ranging from 3.07% - 3.12%, dividend yields of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, on November 18, 2008, the Company granted a total of 500,000 fully vested stock options to a director of the Company at $2.50 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,182,500 and was determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.22%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, on February 4, 2009, the Company granted a total of 600,000 fully vested stock options to two directors of the Company at $1.50 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,197,000 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

Also effective February 4, 2009, the Company cancelled 1,800,000 previously granted and fully vested options to a former director at $0.59 per share and re-priced to $1.50 per share, 3,200,000 previously granted and fully vested options with original exercise prices ranging from $2.10 per share to $3.18 per share with all other terms remaining unchanged from the original issuances. The estimated incremental fair value resulting from the modification of these options of $8,500 was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, on August 14, 2009, the Company granted a total of 800,000 fully vested stock options to two directors of the Company at $1.50 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,148,000 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.51%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 6 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

The Company's stock option activity for the six months ended August 31, 2009 is summarized as follows:



                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Options            Price per share           In contractual life (in years)
______________________________________________________________________________________________________________________________

Balance, February 29, 2008                          -                         $      -                                 -
Granted                                     8,000,000                             1.41                                 -
Exercised                                           -                                -                                 -
Expired / cancelled                        (1,800,000)                            0.59
______________________________________________________________________________________________________________________________

Balance, February 28, 2009                  6,200,000                             1.15                              9.36
Granted                                       800,000                             1.50                                 -
Exercised                                           -                                -                                 -
Expired / cancelled                                 -                                -
______________________________________________________________________________________________________________________________

Balance, August 31, 2009                    7,000,000                         $   1.19                              8.98
==============================================================================================================================


NOTE 7 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The Company paid a total of $84,372 in management fees to officers and directors of the Company for the period ended August 31, 2009 (August 31, 2008 - $56,000).

NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________

Effective on September 17, 2009, the Board of Directors of Mainland Resources, Inc., a Nevada corporation (the "Company"), authorized the execution of a letter agreement (the "Letter Agreement") with American Exploration Corporation, a Nevada corporation ("American Exploration") to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the "Joint Development Project"). In accordance with the terms and provisions of the Letter
Agreement: (i) American Exploration has agreed to commit approximately 5,000 net acres and the Company has agreed to commit approximately 5,000 net acres to the Joint Development Project; (ii) the Company shall be the operator of the Joint Development Project; (iii) the Company has agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and (iv)American Exploration has agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Development Project. In further accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project will be split of a 51%/49% basis between the Company and American Exploration, respectively.

The Company must acquire the acreage committed to the Joint Development Project from an unrelated third party on or before October 15, 2009 when the Letter Agreement terminates and is no longer in force and effect.

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, the current President/Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Newport a monthly salary of $15,000; (ii) the Company shall grant an aggregate of 1,500,000 stock options (the "Stock Options") to Mr. Newport under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant of the Stock Options, including exercise price and duration of exercise period, to be determined at the time of grant of the Stock Options as follows: (a) 500,000 Stock Options when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 500,000 Stock Options at the one year anniversary date of the Trading Date (the "First Trading Anniversary Date"); and (c) 500,000 Stock Options at the second year anniversary date of the Trading Date (the "Second Trading Anniversary Date"); and (iii) Mr. Newport shall continue to provide

                             MAINLAND RESOURCES INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)
________________________________________________________________________________

services to the Company in the capacity as the President/Chief Executive Officer and a director and further provide consulting advise on exploration strategies, management and operational service considerations.

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive
Service Agreement: (i) the Company shall pay Mr. Witt a monthly salary of $10,000; (ii) the Company shall grant an aggregate of 3,000,000 stock options (the "Stock Options") to Mr. Witt under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant of the Stock Options, including exercise price and duration of exercise period, to be determined at the time of grant of the Stock Options as follows: (a) 1,500,000 Stock Options when the Company has successfully raised equity funding in the amount of $10,000,000 and (b) 500,000 Stock Option when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 500,000 Stock Options at the one year anniversary date of the Trading Date (the "First Trading Anniversary Date"); and (d) 500,000 Stock Options at the second year anniversary date of the Trading Date (the "Second Trading Anniversary Date"); and (iii) Mr. Witt shall provide services to the Company in the capacity as the Treasurer/Chief Financial Officer and a director and further provide consulting advise on exploration strategies, management and operational service considerations.

On September 22, 2009, the Board of Directors approved the amendment to the Stock Option Plan, which authorizes an increase in share options to 12,000,000.

NOTE 9 -CONTINGENCIES
________________________________________________________________________________

During August 2009, the Company was included in a third party lawsuit by a former director of the Company. The former Director has made certain false allegations against the Company, as specifically described in the body of the Company's August 31, 2009 filing on Form 10-Q. Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

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

RECENT DEVELOPMENTS

AUGUST 3, 2009 FORWARD STOCK SPLIT

On July 12, 2009, our Board of Directors pursuant to a Board of Directors meeting authorized and approved a forward stock split of two for one of our total issued and outstanding shares of common stock (the "Forward Stock Split").

The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated on June 16, 2009 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 40,484,751 shares to approximately 80,969,502 shares of common stock. The common stock will continue to be $0.0001 par value.

Commensurate with the Forward Stock Split, the authorized share capital was increased from 200,000,000 shares of common stock to 400,000,000 shares of common stock with a par value of $0.0001 per share. An amendment to our Articles of Incorporation was filed with the Nevada Secretary of State on July 15, 2009 affecting the increase in our authorized capital.

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

GRIFFITHS 11-#1 WELL. On October 20, 2008, the Griffith Well No. 10H was spudded. The Griffiths 11-#1 well commenced production at the end of January 2009. We believe that the recoverable reserves for the Griffith 11-#1 well may ultimately be from 7.5 BCF to 15.81 BCF. The 15.81 BCF rate was determined by a preliminary reserve report prepared by T.W. McQuire & Associates, Inc. The ultimate recovery was determined by suing a type curve that uses 80% decline for the first year followed by a 30% decline for the second year, 15% decline for the third year, and a 10% decline over the remaining expected life of the well.

STEPHENSON DOUGLAS LLC 16-#1. The second well under the Petrohawk Agreement, the Stevenson Douglas LLC 16-#1 well, began drilling in April 2009. As of the date of this Quarterly Report, the Stephenson Douglas LLC 16-#1 well has spud and we cemented surface casing at about 1800 feet. As of the date of this Quarterly Report, the Stephenson Douglas LLC 16-#1 has been successfully drilled to a depth of 10,700 feet and 7 5/8 inch intermediate casing has been run on the well to this depth. The rig has now been released. Management believes that the Stephenson Douglas LLC 16-#1 well shows similar potentially productive sands in the Hosston and Cotton Valley formations to those discovered in the Griffiths 11-#1Well. We are awaiting the scheduled arrival of a larger rig capable of whip stocking the well and drilling the lateral portion of the wellbore. We expect the well to be completed by the end of December 2009.

DEHAN 15 -#1-H. The third well under the Petrohawk Agreement, the Dehan 15 #1-well, began drilling in May 2009. The well commenced production in the middle of August 2009.

MISSISSIPPI PROSPECT/WESTROCK LAND CORP.

Effective on September 4, 2008, our Board of Directors authorized the execution of an option agreement (the "2008 Option Agreement") with Westrock Land Corp. ("Westrock") to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi (the "Leases"). In accordance with the terms and provisions of the 2008 Option Agreement: (i) we will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) we have agreed to pay certain acquisition costs per net mineral acre and also paid a $500,000 deposit to secure the 2008 Option Agreement; (iii) the balance of the acquisition costs will be due and payable upon completion of the due diligence, which 2008 Option Agreement is subject to the completion of standard due diligence review by us to be completed no later than October 15, 2008; and (iv) upon closing scheduled no later than October 15, 2008, Westrock shall assign to us all of its right, title and interest in and to the Leases free and clear of all liens and encumbrances. On October 15, 2008, November 30, 2008 and subsequently on April 16, 2009, and June 1, 2009 the 2008 Option Agreement was extended pursuant to which the option period is currently extended until December 31, 2009. Additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008 and April 27, 2009, May 6, 2009 and June 5, 2009 respectively, for a total deposit to date of $1,300,000 (May 31, 2009 - $1,300,000, February 28, 2009 -
$1,100,000) in connection with these extensions.

MISSISSIPPI HAYNESVILLE/BOSSIER PROSPECT

On June 23, 2009, we signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) we will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) we have agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, we amended the Option Agreement to expand the acreage to include an additional 500 acres thus aggregating 8,500 net acreage subject to the Option Agreement. We further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement with the closing date being extended to October 15, 2009.

BUENA VISTA AREA

Effective on September 17, 2009, our Board of Directors authorized the execution of a letter agreement (the "Letter Agreement") with American Exploration Corporation, a Nevada corporation ("American Exploration") to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the "Joint Development Project"). In accordance with the terms and provisions of the Letter Agreement: (i) American Exploration has agreed to commit approximately 5,000 net acres and we have agreed to commit approximately 8,200 net acres to the Joint Development Project; (ii) we shall be the operator of the Joint Development Project; (iii) we have agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and (iv) American Exploration has agreed to to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Development Project. In further accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project will be split of a 51%/49% basis between us and American Exploration, respectively. We must acquire the acreage committed to the Joint Development Project from an unrelated third party on or before October 15, 2009 when the Letter Agreement terminates and is no longer in force and effect.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month periods ended August 31, 2009 and August 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION
The following table sets forth selected financial information for the periods indicated.


RESULTS OF OPERATION

                                                                         SIX MONTH                               FOR THE PERIOD
                                                                        PERIOD ENDED                           FROM MAY 12, 2006
                                                                       AUGUST 31, 2009                          (INCEPTION) TO
                                                                     AND AUGUST 31, 2008                         AUGUST 31, 2009
_________________________________________________________________________________________________________________________________

REVENUES
      Oil and gas revenue                                       $1,484,353                   -                        $ 2,000,932

GENERAL AND ADMINISTRATIVE EXPENSES
    Operating costs and taxes                                      410,609                   -                            559,932
    Depletion allowance                                            118,397                   -                            130,397
    Consulting fees                                                203,981             492,357                            799,355
    Management fees and rent fees -related party                    84,372              56,000                            225,192
    Marketing expenses                                              62,003             896,827                            983,110
    Mineral property costs                                               -                   -                             14,510
    Office and general                                              88,935              47,334                            230,982
    Professional fees                                              109,701             112,696                            421,011
    Salary expense                                               1,148,000           9,614,685                         13,150,685
                                                               ___________________________________________________________________
Net operating loss                                                (741,645)        (11,219,899)                       (14,514,242)
Other income
   Gain on settlement of debt                                            -              33,239                             33,239
   Interest income                                                     468               6,027                              7,867
   Interest expense                                                (11,958)                  -                            (11,958)
   Financing costs                                                 (82,953)                  -                            (82,953)
                                                               ___________________________________________________________________
Net loss                                                         (836,088)        (11,180,633)                       (14,568,047)
   Foreign currency translation adjustment
                                                                         -                 422                                  -
                                                               ___________________________________________________________________
Comprehensive loss                                              $ (836,088)       $(11,180,211)                      $(14,568,047)


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

SIX MONTH PERIOD ENDED AUGUST 31, 2009 COMPARED TO SIX MONTH PERIOD ENDED AUGUST 31, 2008.

Our comprehensive loss for the six month period ended August 31, 2009 was $836,088 compared to a comprehensive loss of $11,180,211 during the six month period ended August 31, 2008 (a decrease in comprehensive loss of $10,344,123). During the six month period ended August 31, 2009, we generated $1,484,353 in oil and gas revenue compared to $-0- generated during the six month period ended August 31, 2008.

During the six month period ended August 31, 2009, we incurred general and administrative expenses of $2,225,998 compared to $11,219,899 incurred during the six month ended August 31, 2008 (a decrease of $8,993,901). These general and administrative expenses incurred during the six month period ended August 31, 2009 consisted of: (i) operating costs and taxes of $410,609 (2008: $-0-);
(ii) depletion allowance of $118,397 (2008: $-0-); (iii) consulting fees of $203,981 (2008: $492,357); (iv) management and rent fees-related party of $84,372 (2008: $56,000); (v) marketing expenses of $62,003 (2008: $896,827);
(vi) office and general of $88,935 (2008: $47,334); (vii) professional fees of $109,701 (2008: $112,696); and (viii) salary expense of $1,148,000 (2008:
$9,614,685).

Of the $2,225,998 incurred as general and administrative expenses during the six month period ended August 31, 2009, we incurred management fees of $84,372 payable to our officers and directors.

General and administrative expenses incurred during the six month period ended August 31, 2009 compared to the six month period ended August 31, 2008 decreased primarily due to the decrease in salary expense to $1,148,000 from $9,614,685 during the six month period ended August 31, 2008 relating to the valuation of stock based compensation, the decrease in consulting fees to $203,981 from $492,357 during the six month period ended August 31, 2008, and the decrease in marketing expenses to $62,003 from $896,827 during the six month period ended August 31, 2008. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating loss during the six month period ended August 31, 2009 was $741,645 compared to a net operating loss of $11,219,899 during the six month period ended August 31, 2008.

During the six month period ended August 31, 2009, other income and loss in the amount of $-0- (2008: $33,239) in gain on settlement of debt and $468 (2008:
$6,027) in interest income, interest expense of $11,958 (2008: $-0-) and financing costs of $82,953 (2008: $-0-). This resulted in net loss of ($836,088) for the six month period ended August 31, 2009 compared to a net loss of ($11,180,633) for the six month period ended August 31, 2008.

Our net loss of ($836,088) for the six month period ended August 31, 2009 was offset for foreign currency translation adjustment of $-0- (2008: $422) This resulted in comprehensive loss of $836,088 for the six month period ended August 31, 2009 as compared to a comprehensive loss of ($11,180,211) for the six month period ended August 31, 2008. The weighted average number of shares outstanding was 80,175,160 for the six month period ended August 31, 2009 compared to 74,959,098 for the six month period ended August 31, 2008.

THREE MONTH PERIOD ENDED AUGUST 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2008.

Our comprehensive loss for the three month period ended August 31, 2009 was $1,211,652 compared to a comprehensive loss of $8,221,281 during the three month period ended August 31, 2008 (a decrease in comprehensive loss of $7,009,629). During the three month period ended August 31, 2009, we generated $575,233 in oil and gas revenue compared to $-0- generated during the three month period ended August 31, 2008.

During the three month period ended August 31, 2009, we incurred general and administrative expenses of $1,692,172 compared to $8,225,248 incurred during the three month ended August 31, 2008 (a decrease of $6,533,076). These general and administrative expenses incurred during the three month period ended August 31, 2009 consisted of: (i) operating costs and taxes of $195,486 (2008: $-0-); (ii) depletion allowance of $93,479 (2008: $-0-); (iii) consulting fees of $52,847 (2008: $174,577); (iv) management and rent fees-related party of $49,000 (2008:
$40,500);  (v) marketing expenses of $44,508 (2008:  $745,490);  (vi) office and general of $45,556 (2008:  $25,867);  (vii)  professional fees of $63,296 (2008:
$81,129); and (viii) salary expense of $1,148,000 (2008: $7,157,685).

Of the $1,692,172 incurred as general and administrative expenses during the three month period ended August 31, 2009, we incurred management fees of $49,000 payable to our officers and directors.

General and administrative expenses incurred during the three month period ended August 31, 2009 compared to the three month period ended August 31, 2008 decreased primarily due to the decrease in salary expense to $1,148,000 from $7,157,685 during the three month period ended August 31, 2008 relating to the valuation of stock based compensation, the decrease in consulting fees to $52,847 from $174,577 during the three month period ended August 31, 2008, and the decrease in marketing expenses to $44,508 from $745,490 during the three month period ended August 31, 2008. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating loss during the three month period ended August 31, 2009 was $1,116,939 compared to a net operating loss of $8,225,248 during the three month period ended August 31, 2008.

During the three month period ended August 31, 2009, we recorded other income and loss in the amount of $-0- (2008: $33,239) in gain on settlement of debt and $198 (2008: $3,967) in interest income, interest expense of $11,958 (2008: $-0-)
and financing fees of $82,953 (2008: $-0-). This resulted in net loss of $1,211,652 for the three month period ended August 31, 2009 compared to a net loss of $8,221,281 for the three month period ended August 31, 2008.

The weighted average number of shares outstanding was 80,969,500 for the three month period ended August 31, 2009 compared to 78,838,696 for the three month period ended August 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED AUGUST 31, 2009

As at the six month period ended August 31, 2009, our current assets were $2,356,799 and our current liabilities were $2,310,223, which resulted in a working capital of $46,576. As at the six month period ended August 31, 2009, current assets were comprised of: (i) $107,242 in cash; (ii) $316,910 in accounts receivable; and (iii) $1,600,000 in deposit on properties; (iv)
$332,647 in amortized financing costs. As at the six month period ended August 31, 2009, current liabilities were comprised of $310,233 in accounts payable and accrued liabilities and $2,000,000 in a promissory note.

As at the six month period ended August 31, 2009, our total assets were $6,119,362 comprised of: (i) current assets in the amount of $2,356,799; (ii) valuation of proved oil and gas properties, net of accumulated depletion of $3,347,988; and (iii) valuation of unproved oil and gas properties of $414,575. The increase in total assets during the six month period ended August 31, 2009 from fiscal year ended February 29, 2009 was primarily due to the increase in cash and the valuation of the proved oil and gas properties of $2,572,977.

As at the six month period ended August 31, 2009, our total liabilities were $2,310,223 comprised entirely of current liabilities. The increase in liabilities during the six month period ended August 31, 2009 from fiscal year ended February 29, 2008 was primarily due to the Company entering into a promissory note of $2,000,000.

Stockholders' equity increased from $2,328,102 for fiscal year ended February 29, 2009 to $3,809,139 for the six month period ended August 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have generated positive cash flows from operating activities during the period. For the six month period ended August 31, 2009, net cash flows from operating activities was $819,981 consisting primarily of net loss of ($836,088). Net cash flows from operating activities was adjusted by $118,397 in depletion, $1,148,000 in stock based compensation, $16,125 in non-cash consulting fees and $82,953 in amortized financing costs. Net cash flows from operating activities was further changed by $234,459 in accounts payable and accrued liabilities and $56,135 in accounts receivable.

For the six month period ended August 31, 2008, net cash flows used in operating activities was ($1,620,431) consisting primarily of a net loss of ($11,180,633). Net cash flows used in operating activities was adjusted by $9,614,685 in stock based compensation and ($33,239) in non-cash mineral property recoveries. Net cash flows used in operating activities was further changed by $9,174 in accounts payable and accrued liabilities and ($6,138) in accounts payable - related parties and ($24,280) in accounts receivable.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six month period ended August 31, 2009, net cash flows used in investing activities was ($3,600,415) consisting of investment in oil and gas property of ($3,100,415) and deposit on properties of ($500,000) compared to net cash flows used in investing activities during the six month period ended August 31, 2008 of ($1,041,863) consisting of investment in oil and gas property.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended August 31, 2009, net cash flows provided from financing activities was $2,737,400 compared to $3,950,000 for the six month period ended August 31, 2008. Cash flows from financing activities for the six month period ended August 31, 2009 consisted of $1,153,000 in proceeds from the exercise of warrants and $2,000,000 from a promissory note. Net cash flow provided from financing activities was further changed by ($415,600) in payment of financing costs. Cash flows from financing activities for the six month period ended August 31, 2008 consisted of $3,950,000 in proceeds on sale of common stock.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flow, debt financing and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and
(iii) future property acquisitions. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended February 28, 2009, we engaged in the 2008 Private Placement Offering pursuant to which we raised $4,000,000 under Regulation S of the Securities Act.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and in addition to our obligations under the Option Agreement as incurred, we have the following material commitments:

PROMISSORY NOTE

Effective July 21, 2009, our Board of Directors authorized the execution of a $3,500,000 senior secured bridge loan (the "Loan Agreement") with Guggenheim Corporate Funding LLC ("Guggenheim"). As of August 10, 2009, we closed the Loan Agreement with a maturity date of December 1, 2009. As of August 31, 2009, $2,000,000 had been advance to us with the remaining $1,500,000 to be advanced after certain conditions are met. The term financing also proposes non-binding conditions for a $10,000,000 senior secured advancing line of credit to be negotiated between us and Guggenheim.

We secured the bridge loan financing based upon our participation as a working interest partner in the drilling and completion of the Griffith No. 1 well in our East Holly project located in DeSoto Parish, Louisana. The proceeds will be generally used to fund near-term drilling and completion capital requirements associated with the two additional Haynesville shale wells in our East Holly project area and to acquire oil and gas leases related to our recently announced Mississippi prospect.

The first advance to be made by Guggenheim to the Company under the terms and provisions of the Loan Agreement is in the amount of $2,500,000 (the "Initial Advance"), of which we have received $2,000,000, to: (i) fund cash calls related for our Dehan 15-1 well in an amount not to exceed $1,500,000; (ii) fund cash calls related to the Stevenson-Douglas 16-1 well and general and administrative expenses in an aggregate amount not to exceed $900,000; and (iii) pay our out of pocket legal expenses and closing fees related to the bridge loan financing in an amount not to exceed $100,000. The second advance shall be made subject to certain conditions in the amount of $1,000,000 to fund expenses related to the acquisition of acreage in the Buena Vista Prospect. In the event we determine to pursue the $10,000,000 line of credit facility, Guggenheim shall have the opportunity to participate in the Mississippi project with up to a 10% working interest.

The bridge loan bears interest at bank prime rate plus 7.00% calculated and paid on a monthly basis, of which $11,958 was paid through August 31, 2009. The bridge loan is secured by way of a charge over our interest in the East Holly Prospect in the State of Louisiana. We paid financing fees in connection with the Loan Agreement of $415,600. In addition, we agreed to assign 15% of our interest in an overriding royalty in Section 15, T23N, R14W, Desoto Parish, Louisiana (includes the Dehan 15- #1H well).

MANAGEMENT CONTRACTS

Effective September 22, 2009, our Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, the current President/Chief Executive Officer and a director of the Company (the "Newport

Executive Service Agreement"). In accordance with the terms and provisions of the Newport Executive Service Agreement, we shall continue to pay Mr. Newport a monthly salary of $15,000. See "Item 5. Other Information"

Effective September 22, 2009, our Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt (the "Witt Executive Service Agreement"). In accordance with the terms and provisions of the Witt Executive Service Agreement, we shall pay Mr. Witt a monthly salary of $10,000.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six month period ended August 31, 2009 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During August 2009, we were included in a third party lawsuit filed by Abigail Investments LLC against David Urquhart in the United States District Court for the State of Nevada, Case No. 09-CV-1174. The lawsuit includes a counter-claim by David Urquhart against us and others. Our management is of the position that the former director has made certain false allegations against us including, but not limited to, issuance of shares of our common stock and grant of stock options.

Although we refute these allegations and believe that we should not be included in this action and that the claims contained within the complaint are without merit, it is possible that we may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

As of the date of this Quarterly Report, the former director has filed an answer to the complaint with counter-claims.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CONSULTING AGREEMENT

Effective on June 15, 2009, we issued 5,000 shares of our restricted common stock at a per share price of $1.45 in accordance with the terms and provisions of a consulting services agreement. The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act. The per share price of the shares were valued at the fair market value of our stock at the date of issuance. See "Item 5. Other Information."

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

On April 29, 2009, our Board of Directors pursuant to written consent resolutions approved a thirty-day extension to the Exercise Period to June 1, 2009 based on current market conditions. As of the date of this Quarterly Report, an aggregate of 1,729,500 Warrants were exercised at $0.67 per share with net proceeds of $1,153,000. Therefore, we issued an aggregate of 432,375 shares of our restricted common stock. The remaining 4,270,500 Warrants expired unexercised.

STOCK OPTION PLAN

Effective September 22, 2009, our Board of Directors approved and authorized an amendment to our 2008 Stock Option Plan increasing the number of authorized shares underlying the stock options to an aggregate of 12,000,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on September 22, 2009, our Board of Directors accepted the resignation of William Thomas as our Treasurer/Chief Financial Officer/Secretary. Subsequently, on September 22, 2009, our Board of Directors accepted the consent of Mark Witt as our Treasurer/Chief Financial Officer/Secretary and a director and the consent of William Thomas as a member of our Board of Directors. In accordance with the unanimous vote of all the members of the Board of Directors at the Special Meeting, Mr. Witt was duly appointed as our Treasurer/Chief Financial Officer and a member of our Board of Directors and Mr. Thomas was appointed as a member of our Board of Directors. Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of the following individuals: Michael J. Newport, Ernest G. Sorochan, Simeon King Horton, Robert Fedun, Angelo Viard, Charles A. Morrison, J. Jack Cox, William Thomas and Mark Witt.

BIOGRAPHY

WILLIAM THOMAS. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is the chief financial officer of Morgan Creek Energy, Nevada corporations that trades on the OTC Bulletin, and Uranium International Corp., a Nevada corporation that trades on the OTC Bulletin Board, as well as Mira Resources, a Canadian public company traded on the TSX Venture Exchange. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as director of business services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007, he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp. Recently, Mr. Thomas resigned from NWT Uranium Corp. in July, 2008 but continues to serve as CFO for Hana Mining. Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC). Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations
(1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary,
Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in the company's initial entry into both China and the UK North Sea - start ups of local and expatriate personnel that eventually developed into core areas (over $1 Billion in value) for Kerr McGee, including the company's first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon).

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

MARK WITT. During the past twenty-seven years, Mr. Witt has worked in the energy industry including management positions with major energy companies and has served as CFO for three public energy companies. From approximately March 2003 to the present, Mr. Witt has been the president of Commercial Energy Services LLC, which is an energy and financial consulting firm founded by Mr. Witt. During this time, from approximately May 2005 to February 2007, Mr. Witt served as CFO for GFI Oil & Gas Corporation, an internationally focused exploration and production company which was listed on the TSX Venture Exchange.

From approximately February 2002 through March 2003, Mr. Witt was the vice president of energy commodities risk management with Goldman Sachs & Company in New York City. Mr. Witt originated risk management products and structured solutions for power and natural gas companies including power purchase and sale agreements and financial hedges, swaps and options.

From approximately June 1999 through February 2002, Mr. Witt was the senior vice president for GDF Suez (Tractebel) Energy Marketing, Inc. where he founded and managed the North American power and gas origination business which included executing power and natural gas purchase and sale contracts, and marketing LNG imports. From approximately November 1997 through June 1999, Mr. Witt was the director of Northeast origination with Enron Capital & Trade Resources Inc. where he worked closely with trading desks to price various components of complex financing and structured derivative transactions.

From approximately June 1994 through November 1997, Mr. Witt was a director, CFO and vice president of Virginia Gas Company where he was responsible for raising capital through initial and secondary public offerings on the NASDAQ stock exchange and management of natural gas pipeline and storage, and propane operations. From approximately November 1984 through June 1994, Mr. Witt was employed with British Petroleum Company PLC in Houston and London, where he held progressively responsible financial positions in various businesses including crude and products trading, drilling, and natural gas development and strategic planning.

Mr. Witt earned a BBA in accounting from the University of Texas at Austin.

WITT EXECUTIVE SERVICE AGREEMENT

Effective September 22, 2009, our Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt (the "Witt Executive Service Agreement"). In accordance with the terms and provisions of the Witt Executive Service Agreement: (i) we shall pay Mr. Witt a monthly salary of $10,000; and (ii) we shall grant an aggregate of 2,500,000 stock options (the "Stock Options") to Mr. Witt under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"). The Stock Options shall expire ten (10) years from the Effective Date and shall vest in incremental periods as reflected below (each, hereinafter the "Vesting Date"). The exercise price at each Vesting Date shall be the lesser of: (a) the thirty-day weighted average price of our shares of common stock prior to each of the respective Vesting Date; or (ii) the issue price as established by the Board of Directors of our shares of common stock at each of the equity fundings referenced below in (i). The Vesting Date of the Stock Options is as follows: (i) 1,500,000 Stock Options shall vest on the date we close equity funding(s) aggregating $10,000,000; (ii) 500,000 Stock Options shall vest when we have successfully completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities") or comparable major exchange; (iii) 500,000 Stock Options shall vest at the one year anniversary date of the Trading Date (the "First Trading Anniversary Date"); and (iv) 500,000 Stock Options shall vest at the one year anniversary date of the First Trading Anniversary Date (the "Second Trading Anniversary Date").

NEWPORT EXECUTIVE SERVICE AGREEMENT

Effective September 22, 2009, our Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, our current President/Chief Executive Officer and a director (the "Newport Executive Service Agreement"). In accordance with the terms and provisions of the Newport Executive Service Agreement: (i) we shall continue to pay Mr. Newport a monthly salary of $15,000; (ii) we shall grant an aggregate of 1,500,000 stock options (the "Stock Options") to Mr. Newport under our 2008 Stock Option Plan, as amended (the "Stock Option Plan"). The Stock Options shall expire ten (10) years from the Effective Date and shall vest in incremental periods as reflected below (each hereinafter the "Vesting Date"). The exercise price at each Vesting Date shall be the lesser of: (a) the thirty day weighted average price of our shares of common stock prior to each of the respective Vesting Date; or (b) the issue price as established by the Board of Directors of our shares of common stock at each of the equity fundings referenced below in (i). The Vesting Date of the Stock Options is as follows: (a) 500,000 Stock Options when we have completed our listing and commences trading of our shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities") or comparable exchange; (b) 500,000 Stock Options at the one year anniversary date of the Trading Date (the "First Trading Anniversary Date"); and (c) 500,000 Stock Options at the second year anniversary date of the Trading Date (the "Second Trading Anniversary Date"); and (iii) Mr. Newport shall continue to provide services to us in the capacity as our President/Chief Executive Officer and a director and further provide consulting advise on exploration strategies, management and operational service considerations.

ITEM 6. EXHIBITS

         Exhibits:

         10.1 Executive Service Agreement between Mainland Resources Inc. and Michael J. Newport dated September 22, 2009. (1)

         10.2 Executive Service Agreement between Mainland Resources Inc. and Mark Witt dated September 22, 2009. (2)

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

         (1) Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009.
         (2) Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MAINLAND RESOURCES, INC.

Dated: October 12, 2009                    By: /s/ MICHAEL J. NEWPORT
                                           __________________________________
                                           Michael J. Newport, President and
                                           Chief Executive Officer


Dated: October 12, 2009                    By: /s/ MARK WITT
                                           __________________________________
                                           Mark Witt, Chief Financial Officer