Form 10-Q
period 2009-11-30
MAINLAND RESOURCES INC.
filed 2010-01-19
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


                     For the quarter ended November 30, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                          COMMISSION FILE NO. 000-52782


                            MAINLAND RESOURCES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


              NEVADA                                              90-0335743
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


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


          Securities registered pursuant to Section 12(g) of the Act:
                              COMMON STOCK, $0.0001
          ___________________________________________________________
                                (Title of Class)


Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X ] No [ ]

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

                                 Yes [ ]  No [ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                        Outstanding as of  January 13, 2010
Common Stock, $0.0001                        80,969,502*

*Increased from 40,484,751 shares of common stock to 80,969,502 shares of common stock based upon the June 16, 2009 Forward Stock Split.

                            MAINLAND RESOURCES, INC.

                                    Form 10-Q


Part 1.   FINANCIAL INFORMATION                                                4

Item 1.   FINANCIAL STATEMENTS                                                 4
             Balance Sheets                                                    5
             Statements of Operations                                          6
             Statements of Cash Flows                                          7
             Notes to Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          32

Item 4.   Controls and Procedures                                             33

Part II.  OTHER INFORMATION                                                   34

Item 1.   Legal Proceedings                                                   34

Item 1A.  Risk Factors                                                        34

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         35

Item 3.   Defaults Upon Senior Securities                                     36

Item 4.   Submission of Matters to a Vote of Security Holders                 36

Item 5.   Other Information                                                   36

Item 6.   Exhibits                                                            40

PART I

ITEM 1. FINANCIAL STATEMENTS
















                            MAINLAND RESOURCES, INC.
                          (A Production Stage Company)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2009
                                   (Unaudited)

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                                 BALANCE SHEETS
                                 (U.S. Dollars)

                                                                            November 30,       February 28,
                                                                                2009               2009
___________________________________________________________________________________________________________
                                                                             (unaudited)         (audited)

CURRENT ASSETS
   Cash                                                                   $    482,104       $    150,276
   Accounts receivable                                                         500,985            373,045
   Deposit on properties (Note 3)                                            1,300,000          1,100,000
   Financing costs; net of accumulated amortization of $300,161              1,068,000                  -
___________________________________________________________________________________________________________

   Total current assets                                                      3,351,089          1,623,321
___________________________________________________________________________________________________________

OIL AND GAS PROPERTIES, (Note 3)
   Proved, net of accumulated depletion $182,937 (2009 -12,000)              3,295,448            775,011
   Unproved                                                                  3,938,113                  -
___________________________________________________________________________________________________________

   Total Oil and Gas Properties                                              7,233,561            775,011
___________________________________________________________________________________________________________

      TOTAL ASSETS                                                        $ 10,584,650       $  2,398,332
===========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $  1,148,682       $     70,230
   Promissory note (Note 4)                                                  5,800,000                  -
___________________________________________________________________________________________________________

      TOTAL CURRENT LIABILITIES                                              6,948,682             70,230
___________________________________________________________________________________________________________

CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 5)
Common stock, 400,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 80,969,502 common shares                                8,097              3,962
   (February 28, 2009 - 79,230,002)
Additional paid-in-capital                                                  18,368,062         16,056,099
Deficit accumulated during exploration stage                               (14,567,020)       (13,731,959)
Accumulated deficit                                                           (173,171)                 -
___________________________________________________________________________________________________________

      TOTAL STOCKHOLDERS' EQUITY                                             3,635,968          2,328,102
___________________________________________________________________________________________________________

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 10,584,650       $  2,398,332
===========================================================================================================


   The accompanying notes are an integral part of these financial statements.


                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three months ended                  Nine months ended
                                                          November 30,                        November 30,
                                                  _____________________________       ______________________________

                                                     2009              2008              2009               2008
                                                  ___________       ___________       ___________       ____________

REVENUES
   Oil and gas revenue                            $   634,574       $         -       $ 2,118,927       $          -
____________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Operating costs and taxes                          208,278                 -           618,887                  -
   Depletion allowance                                 52,540                 -           170,937                  -
   Consulting fees (Note 6)                            60,371            44,123           264,352            536,480
   Management fees - related party (Note 7)            74,667            30,000           159,039             86,000
   Marketing expenses                                       -            24,280            62,003            921,107
   Office and general                                  35,512            20,514           124,447             67,848
   Professional fees                                   92,518            66,333           202,219            179,029
   Salary expense (Note 6)                                  -         1,182,500         1,148,000         10,797,185
____________________________________________________________________________________________________________________

                                                     (523,886)       (1,367,750)       (2,749,884)       (12,587,649)
____________________________________________________________________________________________________________________

NET OPERATING LOSS                                    110,668        (1,367,750)         (630,957)       (12,587,649)

OTHER ITEMS
   Gain on settlement of debt                               -                 -                 -             33,239
   Interest income                                        232             1,085               700              7,112
   Interest expense                                   (66,883)                -           (78,841)                 -
   Financing costs (Note 4)                          (217,208)                -          (300,161)                 -
____________________________________________________________________________________________________________________

NET LOSS                                             (173,171)       (1,366,665)       (1,009,259)       (12,547,298)
____________________________________________________________________________________________________________________

Foreign currency translation adjustment                     -                 -                 -                422
____________________________________________________________________________________________________________________

COMPREHENSIVE LOSS                                $ (173,171)       $(1,366,665)      $(1,009,259)      $(12,546,876)
====================================================================================================================

BASIC LOSS PER COMMON SHARE                       $     (0.00)      $   (0.02)        $     (0.01)      $      (0.16)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING-BASIC                    80,969,500        79,230,000        80,438,015         76,377,536
====================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine months ended November 30,
                                                                         _________________________________
                                                                             2009                2008
                                                                         ____________        _____________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              $ (1,009,259)       $ (12,547,298)
   Adjustments to reconcile net loss to net cash used in operating activities:
   - Non-cash mineral property expenditures (recoveries)                            -              (33,239)
   - Depletion                                                                170,937                    -
   - Stock-based compensation (Note 6)                                      1,148,000           10,797,185
   - Non-cash consulting fees (Note 5)                                         16,125                    -
   - Amortized financing cost                                                 300,161                    -
CHANGES IN OPERATING ASSETS AND LIABILITIES
   - Accounts receivable                                                     (127,940)                   -
   - Accounts payable - related parties                                             -               (6,138)
   - Accounts payable and accrued liabilities                                   3,702               60,256
__________________________________________________________________________________________________________

NET CASH FROM (USED IN) OPERATING ACTIVITIES                                  501,726           (1,729,234)
__________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in oil and gas property                                      (6,520,298)          (1,846,775)
   Deposit on properties                                                     (200,000)                   -
__________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                (6,720,298)          (1,846,775)
__________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale of common stock                                                 -            3,950,000
   Proceeds from exercised warrants                                         1,153,000                    -
   Promissory note payable                                                  5,800,000                    -
   Payment of financing cost                                                 (402,600)                   -
__________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   6,550,400            3,950,000
__________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             -                  422
__________________________________________________________________________________________________________

INCREASE IN CASH                                                              331,828              374,413

CASH, BEGINNING OF PERIOD                                                     150,276               19,495
__________________________________________________________________________________________________________

CASH, END OF PERIOD                                                      $    482,104        $      93,908

==========================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
   NONCASH INVESTING AND FINANCING ACTIVITIES:
   Cash paid for interest                                                $     78,841        $           -
   Common stock issued for satisfaction of liability                     $          -        $      50,000
   Common stock issued for consulting fees                               $     16,125        $           -


   The accompanying notes are an integral part of these financial statements.


                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Mainland Resources Inc. (the "Company") is an exploration stage company that was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008. The first well was completed at the end of January 2009 and is in production. The Company began drilling its second well in April 2009. It is expected to be completed by the end of February 2010. The Company began drilling its third well in May 2009. The third well was completed and began producing in the middle of August 2009.

GOING CONCERN
The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of November 30, 2009, the Company has an accumulated deficit during the exploration stage of $14,567,020 an accumulated deficit of $173,171. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing. During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 5). In addition, during the nine months ended November 30, 2009, 1,729,500 warrants were exercised at $0.67 for net proceeds to the company of $1,153,000. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $5,800,000 had been advanced as of November 30, 2009 (refer to Note 4).

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

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

OIL AND GAS PROPERTIES
The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

OIL AND GAS PROPERTIES (CONTINUED)
lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company currently operates solely in the U.S.

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of November 30, 2009, there has been no asset retirement obligations rendered.

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

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of November 30, 2009, the Company's cash and cash equivalents do not exceed federally insured limits.

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

STOCK-BASED COMPENSATION
The Company has adopted FASB ASC 718-10, "Compensation- Stock Compensation", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued FASB ASC 855-10, "Subsequent Events." FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 in the second quarter of Fiscal 2010 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860-10, "Transfers and Servicing", FASB ASC 860-10 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010.

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
The Company will adopt FASB ASC 860-10 during its fiscal year commencing March 1, 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the FASB issued FASB ASC 810-10, "Consolidation", which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

In June 2009, the FASB issued FASB ASC 105-10, "Generally Accepted Accounting Principles replaces SFAS No. 162, which establishes the FASB Accounting
Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10 and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of FASB ASC 105-10 to have a material impact on the Company's financial position, cash flows and results of operations.

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

Subsequent to the period on December 21, 2009, the Company acquired, under its agreement with Petrohawk, an additional 159.3 net acres for $412,985 and on December 23, 2009 the Company also acquired an additional 51.96 net acres in conjunction with Petrohawk for $94,731 within the Cotton Valley/Haynesville trend in the State of Louisiana.

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

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

PETROHAWK VENTURE AGREEMENT (CONTINUED)
Under the terms of the Agreement, Petrohawk has agreed to pay 100% of the costs of development associated with the first well drilled below the Cotton Valley Formation, including drilling, completing and fracture stimulating, as well as costs up to and including pipeline connection. Petrohawk has also agreed to pay 80% of all costs of the second well drilled on the Leases below the base of the Cotton Valley with the Company paying the remaining 20% of the costs. For the third and all subsequent wells drilled on the Leases below the base of the Cotton Valley Formation, Petrohawk will pay 60% and the Company will pay 40%.

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

STEVENSON DOUGLAS LLC. 16 - #1
The second well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in April 2009. The Company expects the well to be completed by the beginning of February 2010.

DEHAN 15 - #1-H
The third well under the Petrohawk Agreement, the Dehan 15 - #1-H, began drilling in May 2009. The well commenced production in the middle of August 2009.

MISSISSIPPI PROSPECT
On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009 whereby the option period has been extended until January 20, 2010. Additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000 were paid on October 17,
2008,  December 1, 2008, December 29, 2008, April 27, 2009, May 6, 2009 and June
5, 2009 for a total deposit to date of $1,300,000 (February 28, 2009 - $1,100,000).

MISSISSIPPI HAYNESVILLE/BOSSIER PROSPECT
On June 23, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acreage subject to the Option Agreement. The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009 the Company paid an addition $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060.

Effective on September 17, 2009, the Board of Directors of the Company authorized the execution of a letter agreement (the "Letter Agreement") with American Exploration Corporation, a Nevada corporation ("American Exploration") to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the "Joint Development Project"). In accordance with the terms and provisions of the Letter Agreement: (i) American Exploration has agreed to commit approximately 5,000 net acres and the Company has agreed to commit approximately 5,000 net acres to the Joint Development Project; (ii) the Company shall be the operator of the Joint Development Project; (iii) the Company has agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and
(iv)American Exploration has agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

Development Project. Also in accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project will be split on a 51% / 49% basis between the Company and American Exploration, respectively. The Company must acquire the acreage committed to the Joint Development Project from an unrelated third party on or before October 15, 2009 when the Letter Agreement terminates and is no longer in force and effect. The Company completed the transaction as per above paragraph.

The Company's Oil and Gas properties are made up as follows:

                                            November 30,       February 29,
                                               2009                2009
___________________________________________________________________________


Oil and Gas Properties:
   Proved, subject to depletion             $ 3,478,385         $ 787,011
   Unproved, not subject to depletion         3,938,113                 -
___________________________________________________________________________

                                              7,416,498           787,011
   Accumulated depletion                      (182, 937)          (12,000)
___________________________________________________________________________

Total Oil and Gas Properties                $ 7,233,561         $ 775,011
===========================================================================


The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

                               Acquisition     Development
                                  Costs           Costs           Total
__________________________________________________________________________

Balance, February 28, 2008     $     9,176     $         -     $     9,176

Incurred during the year           702,923          74,912         777,835
Reallocated to proven and
   subject to depletion           (712,099)        (74,912)       (787,011)
__________________________________________________________________________

Balance, February 29, 2008               -               -               -

Incurred during the period       3,290,060       3,339,427       6,629,487
Reallocated to proven and
   subject to depletion                  -      (2,691,374)     (2,691,374)
__________________________________________________________________________

Balance, November 30, 2009     $ 3,290,060     $   648,053     $ 3,938,113
==========================================================================


Depletion of proved oil and gas properties during the period ended November 30, 2009 was computed on the units-of-production method based upon estimated proved reserves of 13.169 Bcf, reserves produced during the period of 647,160 Mcf and net capitalized costs to be amortized totaling $3,478,385 resulting in a depletion cost of $170,937 for the period and total accumulated depletion costs as of November 30, 2009 of $182,937.

NOTE 4 - PROMISSORY NOTE
________________________________________________________________________________

Effective July 21, 2009, the Board of Directors of the Company authorized the execution of a $3,500,000 senior secured bridge loan with Guggenheim Corporate Funding LLC ("Guggenheim") (the "Loan Agreement"). The Company closed the Loan Agreement effective August 10, 2009 with a maturity date of December 1, 2009. In connection with the bridge loan, $2,000,000 was advanced to the Company with the remaining $1,500,000 to be advanced after certain conditions are met. The term financing also proposes non-binding conditions for a $10,000,000 senior secured advancing line of credit to be negotiated between the Company and Guggenheim.

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 4 - PROMISSORY NOTE (CONTINUED)
________________________________________________________________________________

On October 16, 2009, the Board of Directors of the Company authorized the execution of a senior secured advancing line of credit agreement with a maturity date of October 16, 2011 (the "Line of Credit Agreement"). The Line of Credit Agreement represents a $40,000,000 line of credit facility with Guggenheim and certain other lenders. The advances has been used to retire the $2,000,000 outstanding on the $3,500,000 senior secured bridge loan indicated above and will fund well completion costs and property acquisition costs.

The original bridge loan and the line of credit bear interest at the higher of 12% or bank prime rate plus 7.00% calculated and paid on a monthly basis, of which $78,841 was paid through November 30, 2009. The line of credit is secured by way of a first-priority security interest in all of the Company's assets including the Company's interest in the AMI (including but not limited to all properties and leasehold within the DeSoto Acreage and the Buena Vista prospect). In addition, the Company has agreed to assign a permanent overriding royalty interests ("ORRI") to Guggenheim ranging from 2.5% (proportionately reduced from the Company's working interest) on any acreage now owned or hereafter acquired within the AMI. If the Company repays the outstanding principal early, and an agreed rate of return has not been realized by Guggenheim, an additional ORRI of 5.5% will be added to the permanent ORRI until Guggenheim realizes the required rate of return, after which only the permanent ORRI will remain. Additionally, Guggenheim will participate through an associated company as a 10% working interest partner in the drilling and development of the Company's Mississippi project.

The Company paid financing fees in connection with the original bridge loan of $415,600 which were being amortized over the life of the loan of which $249,276 was amortized through October 16, 2009. The then unamortized balance of $166,324 along with $952,561 of additional costs incurred in connection with the new line of credit will be amortized over the life of the line of credit to October 16, 2011. A total of $50,885 of this balance was amortized through November 30, 2009 leaving an unamortized balance of $1,068,000.

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

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 20:1 forward stock split on March 11, 2008, the 1.5:1 forward stock split on May 29, 2008 and the 2:1 forward stock split on July 15, 2009 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

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

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

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

The Company's share purchase warrants activity for the period ended November 30, 2009 is summarized as follows:
                                                                Weighted average
                                            Weighted average      remaining In
                              Number of      exercise Price       contractual
                              Warrants         per share        life (in years)
________________________________________________________________________________

Balance, February 29, 2008             -         $    -                  -
Issued                         6,000,000           0.67                  -
Expired                                -              -                  -
Exercised                              -              -                  -
________________________________________________________________________________

Balance,  February 29, 2008    6,000,000           0.67               0.17
Issued                                 -              -                  -
Expired                       (4,270,500)          0.67                  -
Exercised                     (1,729,500)          0.67                  -
________________________________________________________________________________

Balance, November 30, 2009             -         $    -                  -
================================================================================

NOTE 6 - STOCK OPTION PLAN

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

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 6 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

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

On September 22, 2009 the Company granted an aggregate of 3,000,000 stock options to the Chief Financial Officer of the Company under the 2008 Stock Option Plan, as amended, with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options vesting when the Company has successfully raised equity funding in the amount of $10,000,000 and (b) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (d) 500,000 Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above.

On September 22, 2009 the Company granted an aggregate of 1,500,000 stock options to the President of the Company, under the 2008 Stock Option Plan, as amended, with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (c) 500,000

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 6 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above.

The Company's stock option activity for the nine months ended November 30, 2009 is summarized as follows:
                                                                Weighted average
                                            Weighted average      remaining In
                              Number of      exercise Price       contractual
                               Options         per share        life (in years)
________________________________________________________________________________


Balance, February 29, 2008             -         $    -                  -
Granted                        8,000,000           1.41                  -
Exercised                              -              -                  -
Expired / cancelled           (1,800,000)          0.59

Balance, February 28, 2009     6,200,000           1.15               9.36
Granted                          800,000           1.50                  -
Exercised                              -              -                  -
Expired / cancelled                    -              -

Balance, November 30, 2009     7,000,000         $ 1.19               8.49


NOTE 7 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

The Company paid a total of $159,039 in management fees to officers and directors of the Company for the period ended November 30, 2009 (November 30, 2008 - $86,000).

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, the current President/Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Newport a monthly salary of $15,000; (ii) the Company shall grant an aggregate of 1,500,000 stock options (the "Stock Options") to Mr. Newport under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (c) 500,000 Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above; and (iii) Mr. Newport shall continue to provide services to the Company in the capacity as the President/Chief Executive Officer and a director and further provide consulting advise on exploration strategies, management and operational service considerations.

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive
Service Agreement: (i) the Company shall pay Mr. Witt a monthly salary of $10,000; (ii) the Company shall grant an aggregate of 3,000,000 stock options (the "Stock Options") to Mr. Witt under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options vesting when the Company has successfully raised equity funding in the amount of $10,000,000 and
(b) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (d) 500,000 Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted

                             MAINLAND RESOURCES INC.
                          (A Production Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)
________________________________________________________________________________

average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above, and (c) Mr. Witt shall provide services to the Company in the capacity as the Treasurer/Chief Financial Officer and a director and further provide consulting advise on exploration strategies, management and operational service considerations.


NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________

On December 21, 2009, the Company acquired, under its agreement with Petrohawk, an additional 159.3 net acres for $412,985 and on December 23, 2009 the Company also acquired an additional 51.96 net acres in conjunction with Petrohawk for $94,731 within the Cotton Valley/Haynesville trend in the State of Louisiana.

The Company has evaluated subsequent events through January 14, 2010 the date which the financial statement were available to be issued.


NOTE 9 -CONTINGENCIES
________________________________________________________________________________

During August 2009, the Company was included in a third party lawsuit by a former director of the Company. The former Director has made certain false allegations against the Company, as specifically described in the body of the Company's August 31, 2009 and November 30, 2009 filings on Form 10-Q. Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.


NOTE 10 -PRODUCTION STAGE
________________________________________________________________________________

The company was an exploration stage company in the years prior to the year ended February 28, 2009. The Company became a production stage company during the quarter ended November 30, 2009.


NOTE 11 -RECLASSIFICATION: STOCK SPLIT ADJUSTMENT
________________________________________________________________________________

Certain reclassifications have been made in the current year's financial statements.

On February 25, 2008, the Company executed a forward stock split, effected as a stock dividend, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $1,027. During the six months ended August 31, 2009, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $1,027. This adjustment did not change total stockholders equity. (See Note 6 for more information regarding the stock split).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mainland Resources, Inc. was incorporated under the laws of the State of Nevada on May 12, 2006 and has been engaged in the business of acquisition, exploration and development of mineral properties in the United States since its inception. Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "MNLU:OB." We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in East Holly Field, De Soto Parish in northwest Louisiana (the "De Soto Parish") as more fully described below. To date, we have acquired approximately 2,906 net acres within the De Soto Parish within the Cotton Valley/Haynesville trend in the State of Louisiana as more fully described below.

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

Commensurate with the Forward Stock Split, the authorized share capital was increased from 200,000,000 shares of common stock to 400,000,000 shares of common stock with a par value of $0.0001 per share. An amendment to our Articles of Incorporation was filed with the Nevada Secretary of State on July 15, 2009 affecting the increase in our authorized share capital.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in the De Soto Parish. To date, we have acquired approximately 2,906 net acres in De Soto Parish within the Cotton Valley/Haynesville trend in the State of Louisiana as more fully described below.

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

On December 21, 2009, we acquired under our agreement with Petrohawk Energy Corporation ("Petrohawk") an additional 159.3 net acres for $412,985. On December 23, 2009, we acquired a further 51.96 net acres in conjunction with Petrohawk for $94,731 within the Cotton Valley/Haynesville trend.

COTTON VALLEY/HAYNESVILLE

As of the date of this Quarterly Report, we have leased various other properties totaling approximately 144 net acres consisting of approximately 84 net acres leased as of February 29, 2008 and an additional 60 net acres leased as of February 28, 2009 for payment of additional consideration of $22,753. These additional property leases within the Cotton Valley/Haynesville trend in the State of Louisiana are for a three-year term period. We have a 100% working interest and a 75% net revenue interest in the leases comprising a total of 2,762 net acres.

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

Effective August 4, 2008, we entered into a definitive binding agreement with Petrohawk consummating the transaction described above (the "Petrohawk Agreement"), together with associated assignment, conveyance and bill of sale (the "Assignment"). In accordance with the terms and provisions of the Assignment, we have effectively transferred and conveyed to Petrohawk sixty percent (60%) of our 100% right, title and interest in and to the leases in the DeSoto Parish. Petrohawk has been designated as the operator on all development relating to the leases.

GRIFFITHS 11-#1 WELL. On October 20, 2008, the Griffith Well No. 10H was spudded. The Griffiths 11-#1 well commenced production at the end of January 2009. We believe that the recoverable reserves for the Griffith 11-#1 well may ultimately be from 7.5 BCF to 15.81 BCF. The 15.81 BCF rate was determined by a preliminary reserve report prepared by T.W. McQuire & Associates, Inc. The ultimate recovery was determined by using a type curve that uses 80% decline for the first year followed by a 30% decline for the second year, 15% decline for the third year, and a 10% decline over the remaining expected life of the well.

STEPHENSON DOUGLAS LLC 16-#1. The second well under the Petrohawk Agreement, the Stevenson Douglas LLC 16-#1 well, began drilling in April 2009. As of the date of this Quarterly Report, the Stephenson Douglas LLC 16-#1 has been successfully drilled to a depth of 10,700 feet and 7 5/8 inch intermediate casing has been run on the well to this depth. The well has been cemented surface casing at about 1800 feet. The rig has now been released. Management believes that the Stephenson Douglas LLC 16-#1 well shows similar potentially productive sands in the Hosston and Cotton Valley formations to those discovered in the Griffiths 11-#1Well. We are awaiting the scheduled arrival of a larger rig capable of whip stocking the well and drilling the lateral portion of the wellbore. We expect the well to be completed by the beginning of February 2010.

DEHAN 15 -#1-H. The third well under the Petrohawk Agreement, the Dehan 15 #1-well, began drilling in May 2009. The well commenced production in the middle of August 2009.

MISSISSIPPI PROSPECT/WESTROCK LAND CORP.

Effective on September , 2008, our Board of Directors authorized the execution of an option agreement (the "2008 Option Agreement") with Westrock Land Corp. ("Westrock") to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi (the "Leases"). In accordance with the terms and provisions of the 2008 Option Agreement: (i) we will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) we have agreed to pay certain acquisition costs per net mineral acre and also paid a $500,000 deposit to secure the 2008 Option Agreement; (iii) the balance of the acquisition costs will be due and payable upon completion of the due diligence, which 2008 Option Agreement is subject to the completion of standard due diligence review by us to be completed no later than October 15, 2008; and (iv) upon closing scheduled no later than October 15, 2008, Westrock shall assign to us all of its right, title and interest in and to the Leases free and clear of all liens and encumbrances. On October 15, 2008, November 30, 2008 and subsequently on April 16, 2009, and June 1, 2009 the 2008 Option Agreement was extended pursuant to which the option period is currently extended until January 20, 2010 Additional deposits of $250,000, $100,000, $250,000, $100,000 and
$100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008 and April 27, 2009, May 6, 2009 and June 5, 2009 respectively, for a total deposit to date of $1,300,000 (August 31, 2009 - $1,300,000, May 31, 2009 - $1,300,000,
February 28, 2009 - $1,100,000) in connection with these extensions.

MISSISSIPPI HAYNESVILLE/BOSSIER PROSPECT

On June 23, 2009, we signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) we will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) we have agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, we amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating 8,225 net acreage subject to the Option Agreement. We further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement. On October 13, 2009, we paid an additional $900,000 towards the purchase price of the property and paid the final installment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060.

BUENA VISTA AREA

Effective on September 17, 2009, our Board of Directors authorized the execution of a letter agreement (the "Letter Agreement") with American Exploration Corporation, a Nevada corporation ("American Exploration") to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the "Joint Development Project"). In accordance with the terms and provisions of the Letter Agreement: (i) American Exploration has agreed to commit approximately 5,000 net acres and we have agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) we shall be the operator of the Joint Development Project; (iii) we have agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and (iv) American Exploration has agreed to to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Development Project. In further accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project will be split on a 51%/49% basis between us and American Exploration, respectively.

We must acquire the acreage committed to the Joint Development Project from an unrelated third party on or before October 15, 2009 when the Letter Agreement terminates and is no longer in force and effect. As of the date of this Quarterly Report, we have completed this transaction.

RESULTS OF OPERATION

We are a production stage company and although we have realized revenues, we have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month periods ended November 30, 2009 and November 30, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                                   NINE MONTH PERIOD ENDED
                                                      NOVEMBER 30, 2009
                                                    AND NOVEMBER 30, 2008
                                               ________________________________
REVENUES

   Oil and gas revenue                         $  2,118,927                   -

GENERAL AND ADMINISTRATIVE EXPENSES

   Operating costs and taxes                        618,887                   -
   Depletion allowance                              170,937                   -
   Consulting fees                                  264,352             536,480
   Management fees - related party                  159,039              86,000
   Marketing expenses                                62,003             921,107
   Office and general                               124,447              67,848
   Professional fees                                202,219             179,029
   Salary expense                                 1,148,000          10,797,185
                                               ________________________________

Net operating loss                               (2,749,884)        (12,587,649)

Other items

   Gain on settlement of debt                             -              33,239
   Interest income                                      700               7,112
   Interest expense                                 (78,841)                  -
   Financing costs                                 (300,161)                  -
                                               ________________________________

Net loss                                         (1,009,259)        (12,547,298)
   Foreign currency translation adjustment                -                 422
                                               ________________________________

Comprehensive loss                             $ (1,009,259)       $(12,546,876)


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

NINE MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO NINE MONTH PERIOD ENDED NOVEMBER 30, 2008.

Our comprehensive loss for the nine month period ended November 30, 2009 was ($1,009,259) compared to a comprehensive loss of ($12,546,876) during the nine month period ended November 30, 2008 (a decrease in comprehensive loss of $11,537,617). During the nine month period ended November 30, 2009, we generated $2,118,927 in oil and gas revenue compared to $-0- generated during the nine month period ended November 30, 2008.

During the nine month period ended November 30, 2009, we incurred general and administrative expenses of $2,749,884 compared to $12,587,649 incurred during the nine month ended November 30, 2008 (a decrease of $9,837,765). These general and administrative expenses incurred during the nine month period ended November 30, 2009 consisted of: (i) operating costs and taxes of $618,887 (2008: $-0-);
(ii) depletion allowance of $170,937 (2008: $-0-); (iii) consulting fees of $264,352 (2008: $536,480); (iv) management fees-related party of $159,039 (2008:
$86,000);  (v) marketing expenses of $62,003 (2008:  $921,107);  (vi) office and general of $124,447 (2008: $67,848);  (vii) professional fees of $202,219 (2008:
$179,029); and (viii) salary expense of $1,148,000 (2008: $10,797,185).

Of the $2,749,884 incurred as general and administrative expenses during the nine month period ended November 30, 2009, we incurred management fees of $159,039 payable to our officers and directors.

General and administrative expenses incurred during the nine month period ended November 30, 2009 compared to the nine month period ended November 30, 2008 decreased primarily due to the decrease in salary expense to $1,148,000 from $10,797,185 during the nine month period ended November 30, 2008 relating to the valuation of stock based compensation, the decrease in consulting fees to $264,352 from $536,480 during the nine month period ended November 30, 2008, and the decrease in marketing expenses to $62,003 from $921,107 during the nine month period ended November 30, 2008. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net operating loss during the nine month period ended November 30, 2009 was $1,009,259 compared to a net operating loss of $12,587,649 during the nine month period ended November 30, 2008.

During the nine month period ended November 30, 2009, other income and loss in the amount of $-0- (2008: $33,239) in gain on settlement of debt and $700 (2008:
$7,112) in interest income, interest expense of $78,841 (2008: $-0-) and financing costs of $300,161 (2008: $-0-). This resulted in net loss of ($1,009,259) for the nine month period ended November 30, 2009 compared to a net loss of ($12,547,298) for the nine month period ended November 30, 2008.

Our net loss of ($1,009,259) for the nine month period ended November 30, 2009 was offset for foreign currency translation adjustment of $-0- (2008: $422) This resulted in comprehensive loss of ($1,009,259) for the nine month period ended November 30, 2009 as compared to a comprehensive loss of ($12,546,876) for the nine month period ended November 30, 2008. The weighted average number of shares outstanding was 80,438,015 for the nine month period ended November 30, 2009 compared to 76,377,536 for the nine month period ended November 30, 2008.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2008.

Our comprehensive loss for the three month period ended November 30, 2009 was ($173,171) compared to a comprehensive loss of ($1,366,665) during the three month period ended November 30, 2008 (a decrease in comprehensive loss of $1,193,494). During the three month period ended November 30, 2009, we generated $634,574 in oil and gas revenue compared to $-0- generated during the three month period ended November 30, 2008.

During the three month period ended November 30, 2009, we incurred general and administrative expenses of $523,886 compared to $1,367,750 incurred during the three month ended November 30, 2008 (a decrease of $843,864). These general and administrative expenses incurred during the three month period ended November 30, 2009 consisted of: (i) operating costs and taxes of $208,278 (2008: $-0-);
(ii) depletion allowance of $52,540 (2008: $-0-); (iii) consulting fees of $60,371 (2008: $44,123); (iv) management fees-related party of $74,667 (2008:
$30,000);  (v)  marketing  expenses  of $-0-  (2008:  $24,280);  (vi) office and general of $35,512 (2008:  $20,514);  (vii)  professional fees of $92,518 (2008:
$66,333); and (viii) salary expense of $-0- (2008: $1,182,500).

General and administrative expenses incurred during the three month period ended November 30, 2009 compared to the three month period ended November 30, 2008 decreased primarily due to the decrease in salary expense to $-0- from $1,182,500 during the three month period ended November 30, 2008 relating to the valuation of stock based compensation and the decrease in marketing expenses to $-0- from $24,280 during the three month period ended November 30, 2008.

Our net operating gain during the three month period ended November 30, 2009 was $110,668 compared to a net operating loss of $1,367,750 during the three month period ended November 30, 2008.

During the three month period ended November 30, 2009, we recorded other items in the amount of $232 (2008: $1,085) in interest income, interest expense of $66,883 (2008: $-0-) and financing fees of $217,208 (2008: $-0-). This resulted in comprehensive loss of $173,171 for the three month period ended November 30, 2009 compared to a comprehensive loss of $1,366,665 for the three month period ended November 30, 2008.

The weighted average number of shares outstanding was 80,969,500 for the three month period ended November 30, 2009 compared to 79,230,000 for the three month period ended November 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED NOVEMBER 30, 2009

As at the nine month period ended November 30, 2009, our current assets were $3,351,089 and our current liabilities were $6,948,682, which resulted in a working capital deficit of $3,597,593. As at the nine month period ended November 30, 2009, current assets were comprised of: (i) $482,104 in cash; (ii) $500,985 in accounts receivable; (iii) $1,300,000 in deposit on properties; and
(iv) $1,068,000 in unamortized financing costs. As at the nine month period ended November 30, 2009, current liabilities were comprised of $1,148,682 in accounts payable and accrued liabilities and $5,800,000 in a promissory note.

As at the nine month period ended November 30, 2009, our total assets were $10,584,650 comprised of: (i) current assets in the amount of $3,351,089; (ii) valuation of proved oil and gas properties, net of accumulated depletion of $3,295,448 ; and (iii) valuation of unproved oil and gas properties of $3,938,113. The increase in total assets during the nine month period ended November 30, 2009 from fiscal year ended February 29, 2009 was primarily due to the increase in cash and the valuation of the proved and unproved oil and gas properties of $7,233,561.

As at the nine month period ended November 30, 2009, our total liabilities were $6,948,682 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended November 30, 2009 from fiscal year ended February 29, 2009 was primarily due to us entering into a promissory note of $5,800,000. See " Material Commitments".

Stockholders' equity increased from $2,328,102 for fiscal year ended February 29, 2009 to $3,635,968 for the nine month period ended November 30, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have generated positive cash flows from operating activities during the period. For the nine month period ended November 30, 2009, net cash flows from operating activities was $501,726 consisting primarily of net loss of ($1,009,259). Net cash flows from operating activities was adjusted by $170,937 for depletion, $1,148,000 in stock based compensation, $16,125 in non-cash consulting fees and $300,161 in amortized financing costs. Net cash flows from operating activities was further changed by $3,702 in accounts payable and accrued liabilities and $127,940 in accounts receivable.

For the nine month period ended November 30, 2008, net cash flows used in operating activities was ($1,729,234) consisting primarily of a net loss of ($12,547,298). Net cash flows used in operating activities was adjusted by $10,797,185 in stock based compensation and ($33,239) in non-cash mineral property recoveries. Net cash flows used in operating activities was further changed by $60,256 in accounts payable and accrued liabilities and ($6,138) in accounts payable - related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine month period ended November 30, 2009, net cash flows used in investing activities was ($6,720,298) consisting of investment in oil and gas property of ($6,520,298) and deposit on properties of ($200,000) compared to net cash flows used in investing activities during the nine month period ended November 30, 2008 of ($1,846,775) consisting of investment in oil and gas property.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended
November 30, 2009, net cash flows provided from financing activities was $6,550,400 compared to $3,950,000 for the nine month period ended November 30, 2008. Cash flows from financing activities for the nine month period ended
November 30, 2009 consisted of $1,153,000 in proceeds from the exercise of warrants and $5,800,000 from a promissory note. Net cash flow provided from financing activities was further changed by ($402,600) in payment of financing costs. Cash flows from financing activities for the nine month period ended November 30, 2008 consisted of $3,950,000 in proceeds on sale of common stock.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and in addition to our obligations under the Option Agreement as incurred, we have the following material commitments:

PROMISSORY NOTE

Effective July 21, 2009, our Board of Directors authorized the execution of a $3,500,000 senior secured bridge loan (the "Loan Agreement") with Guggenheim Corporate Funding LLC ("Guggenheim"). As of August 10, 2009, we closed the Loan Agreement with a maturity date of December 1, 2009. As of August 31, 2009, $2,000,000 had been advanced to us with the remaining $1,500,000 to be advanced after certain conditions are met. The term financing also proposes non-binding conditions for a $10,000,000 senior secured advancing line of credit to be negotiated between us and Guggenheim.

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

The bridge loan bears interest at the higher of 12% or bank prime rate plus 7.00% calculated and paid on a monthly basis, of which $78,841 was paid through November 30, 2009. The bridge loan is secured by way of a charge over our interest in the East Holly Prospect in the State of Louisiana. We paid financing fees in connection with the Loan Agreement of $415,600. In addition, we agreed to assign 15% of our interest in an overriding royalty in Section 15, T23N, R14W, Desoto Parish, Louisiana (includes the Dehan 15- #1H well). The bridge loan was paid out from the Line of Credit obtained by the Company from Guggenheim on October 16, 2009.

LINE OF CREDIT

Effective on October 16, 2009, our Board of Directors authorized the execution of a senior secured advancing line of credit agreement with a maturity date of October 16, 2011 (the "Line of Credit Agreement"). The Line of Credit Agreement represents a $40,000,000 line of credit facility with Guggenheim Corporate Funding LLC ("Guggenheim") and certain lenders (collectively, the "Lenders").

Previously, we had entered into that certain Loan Agreement with Guggenheim and the Lenders pursuant to which the Lenders agreed to make loans to and extend credit on our behalf. We had requested Guggenheim and the Lenders to extend credit in an amount not to exceed singularly or cumulatively $40,000,000 to be used in part to refinance the Loan Agreement, fund cash calls associated with our Stevenson-Douglass 16-1 well, and acquire and develop properties in our Buena Vista Prospect.

As discussed above, as of October 16, 2009, we closed the $40,000,000 Line of Credit Agreement. In conjunction therewith, we issued a promissory note to Guggenheim in the principal amount of $40,000,000 and executed a deed of trust, security agreement, financing statement and assignment of production (the "Security Agreement") as security for our indebtedness under the Line of Credit Agreement. Additionally, we agreed to assign 15% of our interest in an overriding royalty in Section 15, T23N, R14W, Desoto Parish, Louisiana (includes the Dehan 15-#1 well) as well as an overriding royalty interest equal to 2.5% (proportionately reduced to our working interest) on any acreage now owned or hereafter acquired. Additionally, Guggenheim will participate through an associated company as a 10% working interest partner in the drilling and development of our Mississippi project.

As indicated above, initial advances will be used to retire the outstanding debt on the $3,500,000 bridge loan with Guggenehim as well as fund our share of completion costs for its Stephenson Douglas 16-1 well in the Haynesville Shale area being developed jointly with its partner, Petrohawk Energy Corporation. In addition, the credit facility will be used to pay fees associated with the financing and fund other general corporate expenses.

We paid financing fees in connection with the Loan Agreement of $415,600, which are being amortized over the life of the loan, of which $249,276 was amortized through October 16, 2009. The then unamortized balance of $166,324 along with $952,561 of additional costs incurred in connection with the Line of Credit Agreement will be amortized over the life of the line of credit to October 16, 2011. A total of $50,885 of this balance was amortized through November 30, 2009 leaving an unamortized balance of $1,068,000.

MANAGEMENT CONTRACTS

Effective September 22, 2009, our Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, the current President/Chief Executive Officer and a director of the Company (the "Newport Executive Service Agreement"). In accordance with the terms and provisions of the Newport Executive Service Agreement, we shall continue to pay Mr. Newport a monthly salary of $15,000. See "Item 5. Other Information"

Effective September 22, 2009, our Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt (the "Witt Executive Service Agreement"). In accordance with the terms and provisions of the Witt Executive Service Agreement, we shall pay Mr. Witt a monthly salary of $10,000. See "Item 5. Other Information".

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

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

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. William Thomas, Mr. Johnathan More and Mr. Angelo Viard. All of the members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The current audit committee was organized on February 4, 2009 and operates under a written charter adopted by our Board of Directors.

The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC., Certified Public Accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended November 30, 2009 filed with the Securities and Exchange Commission.

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

As of the date of this Quarterly Report, the former director has filed an answer to the complaint with counter-claims. The Company's attorneys are in the process of filing motions to dismiss Mr. Urquhart's claims against the Company.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


CONSULTING AGREEMENTS

Effective on March 17, 2009, we issued 5,000 shares of our restricted common stock at a per share price of $1.78 in accordance with the terms and provisions of a consulting services agreement. The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act. The per share price of the shares were valued at the fair market value of our stock at the date of issuance. See "Item 5. Other Information."

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

JULY 2008 PRIVATE PLACEMENT OFFERING

Effective May 2008 and July 22, 2008, we completed a private placement offering (the "2008 Private Placement") with certain non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the 2008 Private Placement, we issued to the Investors an aggregate of 12,000,000 units at a per unit price of $0.33 (the "Unit") in our capital for aggregate proceeds of $4,000,000. Of the amount of $4,000,000 received, $50,000 was as settlement of debt and the remaining $3,950,000 was received in cash. Each Unit was comprised of one share of restricted common stock and one-half non-transferable warrant (the "Warrant"). Each Warrant is exercisable at $0.67 per share for a period of one year from the date of issuance ending on May 1, 2009 (the "Exercise Period").

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

Effective August 14, 2009, we granted a total of 800,000 Stock Options to two of our directors at $1.50 per share for an exercise term of ten years. On September 22, 2009, we granted an aggregate of 3,000,000 Stock Options to our Chief Financial Officer and an aggregate of 1,500,000 Stock Options to our President. See "Item 5. Other Information."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS DECEMBER 3, 2009 APPOINTMENTS/RESIGNATION

Effective on December 3, 2009, our Board of Directors accepted the respective consents of Peter G. Wilson as the Vice President of Business Development and a member of the Board of Directors and Johnathan A. More as a member of the Board of Directors.

The Board of Directors also accepted the resignations of Michael J. Newport, Mark Witt, Charles Morrison and Jack Cox as members of the Board of Directors. The resignations as members of the Board of Directors were tendered by Messrs. Newport, Witt, Morrison and Cox as a result of prior diligent analysis by the Board of Directors regarding creation of an independent board of directors, which would be in our best interests and our shareholders. Therefore, the resulting resignations and reduction in the total number of members of the Board of Directors results in a more independent board of directors commensurate with our size. Messrs. Newport and Witt will continue to provide their invaluable services to us in their respective executive roles. Mr. Newport will remain as our President/Chief Executive Officer and Mr. Witt remains as our
Secretary/Treasurer and Chief Financial Officer. And Messrs. Morrison and Cox will continue to provide their invaluable services to us in their respective roles as advisors.

Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of the following individuals: Simeon King Horton, Angelo Viard, William Thomas, Peter Wilson, and Jonathan More.

BIOGRAPHIES

PETER G. WILSON. Mr. Wilson is the Vice President of Business Development and a member of the Board of Directors effective as of December 4, 2009. During the past eighteen years, Mr. Wilson has been involved in senior level management of public companies through his private investment company. His experience spans a wide range of project finance, development and contract negotiations within the mining, energy and real estate industries. Mr. Wilson's business experience includes international assignments in the United Kingdom, Canada, the United States, Switzerland and Norway. Mr. Wilson has worked extensively with overseas investor groups and within the E & P market in Louisiana, Texas and Oklahoma. From approximately October 2008 to present, Mr. Wilson has lead the finance and exploration team as the president/chief executive officer of Morgan Creek Energy Corp., a publicly listed company on the Over-the-Counter Bulletin Board, which is planning new drilling initiatives in Oklahoma and New Mexico in late 2009 and 2010. During April 2007 through October 2009, Mr. Wilson was the president and a director of Hana Mining Ltd., a publicly TSX-V listed exploration company seeking to develop a major copper-silver resource in Botswana, Africa. As the lead financier, Mr. Wilson raised more than CDN $12,000,000 which lead to the current discovery of more than 3 billion pounds of copper and 52 million ounces of silver. Additionally, during 2005 and 2006, he served as the president and chief executive officer of Sun Oil and Gas Corp., and from 1997 to 2005, Mr. Wilson was a director and vice president of Petroreal Oil Corp., a small oil producer engaged in energy asset purchases aggregating more than $130,000,000. From 1993 to 1999, Mr. Wilson was the vice president of Samoth Equity Corporation (now Sterling Center Corp.), a $150,000,000 real estate lender, where he began his involvement with capital markets and finance.

JOHNATHAN MORE. Mr. More is a member of the Board of Directors effective as of December 4, 2009. Mr. More has been in the investment business for the past twelve years. During that time, he was an investment advisor with the brokerage firms Goepel McDermid Securities, Dundee Securities and most notably, Canaccord Capital Corporation in Vancouver, Canada. Mr. More was a top producer in his four-year tenure with Canaccord and was awarded a vice president position. He elected to retire from Canaccord in August 2008 in order to pursue personal financial opportunities. In February 2009, Mr. More founded an investment banking company, JM Finance Ltd., which he oversees as president and chief executive officer. He has been applying his history of achievements from the brokerage sector to projects in North American and European Capital markets with a focus on natural resource industries. He currently serves as president and chief executive officer of Aldrin Resource Corp, a publicly listed TSX Venture Canadian-based mining company and as president and chief executive officer of Mira Resources Corp, a TSX NEX exchange company seeking to acquire oil and gas assets in Ghana, Africa.

SEPTEMBER 22, 2009 RESIGNATION/APPOINTMENT

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

BIOGRAPHY

WILLIAM THOMAS. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is the chief financial officer of Hana Mining Ltd. a Canadian public company listed on the Toronto Venture Exchange, Morgan Creek Energy, Nevada corporation that trades on the OTC Bulletin, and Uranium International Corp., a Nevada corporation that trades on the OTC Bulletin Board, Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as director of business services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007, he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp. Mr. Thomas resigned from NWT Uranium Corp. in July, 2008. Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC). Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations
(1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary,
Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in the company's initial entry into both China and the UK North Sea - start ups of local and expatriate personnel that eventually developed into core areas (over $1 Billion in value) for Kerr McGee, including the company's first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon).

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

WITT EXECUTIVE SERVICE AGREEMENT

Effective September 22, 2009, our Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt (the "Witt Executive Service Agreement"). In accordance with the terms and provisions of the Witt Executive Service Agreement: (i) we shall pay Mr. Witt a monthly salary of $10,000; and (ii) we shall grant an aggregate of 3,000,000 stock options (the "Stock Options") to Mr. Witt under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"). The Stock Options shall expire ten (10) years from the Effective Date and shall vest in incremental periods as reflected below (each, hereinafter the "Vesting Date"). The exercise price at each Vesting Date shall be the lesser of: (a) the thirty-day weighted average price of our shares of common stock prior to each of the respective Vesting Date; or (ii) the issue price as established by the Board of Directors of our shares of common stock at each of the equity fundings referenced below in (i). The Vesting Date of the Stock Options is as follows: (i) 1,500,000 Stock Options shall vest on the date we close equity funding(s) aggregating $10,000,000; (ii) 500,000 Stock Options shall vest when we have successfully completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities") or comparable major exchange; (iii) 500,000 Stock Options shall vest at the one year anniversary date of the Trading Date (the "First Trading Anniversary Date"); and (iv) 500,000 Stock Options shall vest at the one year anniversary date of the First Trading Anniversary Date (the "Second Trading Anniversary Date").

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

ITEM 6. EXHIBITS

Exhibits:

  10.1 Senior Secured Advancing Line of Credit Agreement dated October 16, 2009 by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the financial institutions from time to time party thereto. (1)

  10.2 Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC. (1)

  10.3 Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009. (1)

  10.4 Executive Service Agreement between Mainland Resources Inc. and Michael J. Newport dated September 22, 2009. (5)

  10.5 Executive Service Agreement between Mainland Resources Inc. and Mark Witt dated September 22, 2009. (6)

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

(1) Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009.

(2) Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009.

(3) Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2009.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MAINLAND RESOURCES, INC.

Dated: January 14, 2010

                            By: /s/ MICHAEL J. NEWPORT
                                _________________________________________
                                    Michael J. Newport
                                    President and Chief Executive Officer


Dated: January 14, 2010

                            By: /s/ MARK WITT
                                _________________________________________
                                    Mark Witt
                                    Chief Financial Officer