Form 10-K/A
period 2009-02-28
MAINLAND RESOURCES INC.
filed 2010-03-16
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                AMENDMENT NO. 1


MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                For the transition period from ______ to _______


                          COMMISSION FILE NO. 000-52782


                            MAINLAND RESOURCES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


                    NEVADA                              90-0335743
_____________________________________________       ___________________
(State or other jurisdiction of incorporation        (I.R.S. Employer
               or organization)                     Identification No.)


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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              COMMON STOCK, $0.001
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act. [ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ X ] Yes [ ] No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filed [ ]                                Accelerated filer [X]

Non-accelerated  filer  [ ]                        Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant's most recently completed second fiscal quarter:
August 31, 2009 $118,845,000

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             MAINLAND RESOUCES, INC.
                                   FORM 10-K/A
INDEX

Item      1. Business                                                          5

Item      1A. Risk Factors                                                    19

Item      1B. Unresolved Staff Comments                                       32

Item      2. Properties                                                       32

Item      3. Legal Proceedings                                                32

Item      4. Submission of Matters to a Vote of Security Holders              32

Item      5. Market for Registrant's Common Equity,  Related
             Stockholder Matters and Issuer Purchases of Equity Securities    33

Item      6. Selected Financial Data                                          38

Item      7. Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                         39

Item      7A. Quantity and Qualitative Disclosure About Market Risks

Item      8. Financial Statements and Supplemental Data                       45

Item      9. Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         65

Item      9A. Controls and Procedures                                         65

Item      9B. Other Information                                               67

Item      10. Directors, Executive Officers and Corporate Governance          67

Item      11. Executive Compensation                                          75

Item      12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      78

Item      13. Certain Relationships and Related Transactions and
              Director Independence                                           80

Item      14. Principal Accountant Fees and Services                          80

Item      15. Exhibits and Financial Statement Schedules                      81

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

This Annual Report is being amended pursuant to that certain comment letter dated January 29, 2010 from the Securities and Exchange Commission primarily pertaining to reserve report disclosure and management's disclosure and analysis disclosure.

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

RESERVES

We completed our initial reservoir engineering calculations during fiscal year ended February 28, 2010. The value of our reserves is calculated by determining the present value of estimated future revenues to be generated from the production of our proved reserves, net of estimated lease operating expenses, production taxes and future development costs. The tables below summarize our estimated proved reserves as of February 28, 2009 based upon reports prepared by Ryder Scott Company, LP ("Ryder Scott"), an independent reservoir engineering firm. Ryder Scott is one of the largest reservoir-evaluation consulting firms and evaluates oil and gas properties and independently certifies petroleum reserves quantities for various clients throughout the United States and internationally.

Ryder Scott prepared its reserve report valuing our proved reserves at February 28, 2009. The report values only our proved reserves and does not value our probable reserves or our possible reserves. The table accounts for straight-line pricing of natural gas at constant prices over the expected life of our wells. Our "SEC Pricing Proved Reserves" were calculated using gas price parameters established by current SEC guidelines and Financial Accounting Standard Board guidance.


                         SEC PRICING PROVED RESERVES(1)

                                            NATURAL GAS       TOTAL         PRE-TAX
                                             (MILLIONS  (THOUSAND BARRELS    PV10%
                                CRUDE OIL     OF CUBIC       OF OIL         Value(3)
                                (BARRELS)      FEET)      EQUIVALENT)(2)  $ thousands
                                _______________________________________________________

PDP Properties(4)                  -0-        1,256             209          $ 2,168
     TOTAL PROVED PROPERTIES:      -0-        1,256             209          $ 2,168
                                =======================================================


(1) The SEC Pricing Proved Reserves table above values oil and gas reserve quantities and related discounted future net cash flows as of February 28, 2009 assuming a constant realized price of $3.55 per 1,000 cubic feet (Mcf) of natural gas.

(2) Barrels of oil equivalent ("BOE") are computed based on a conversion ratio of one BOE for each barrel of crude oil and one BOE for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.

(3) Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable standardized financial measure. Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting future income taxes. We believe Pre-tax PV10% is a useful measure for investors for evaluating the relative monetary significance of our oil and natural gas properties. We further believe investors may utilize our Pre-tax PV10% as a basis for comparison of the relative size and value of our reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. Our management uses this measure when assessing the potential return on investment related to our oil and gas properties and acquisitions. However, Pre-tax PV10% is not a substitute for the standardized measure of discounted future net cash flows. Our Pre-tax PV10% and the standardized measure of discounted future net cash flows do not purport to present the fair value of our oil and natural gas reserves.

(4)  "PDP" consists of our proved developed producing reserves.



The table above assumes prices and costs discounted using an annual discount rate of 10% without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or federal income taxes. The "Pre-tax PV10%" values of our proved reserves presented in the foregoing tables may be considered a non-GAAP financial measure as defined by the SEC.

The following table reconciles the Pre-tax PV10% value of our SEC Pricing Proved Reserves to the standardized measure of discounted future net cash flows.

SEC PRICING PROVED RESERVES
STANDARDIZED MEASURE RECONCILIATION ($ THOUSANDS)
________________________________________________________________________________

Pre-tax Present Value of estimated future net revenues (Pre-tax PV10%)  $ 2,168
Future income taxes, discounted at 10%                                     (713)
                                                                        _______
Standardized measure of discounted future net cash flows                $ 1,455
                                                                        =======
UNDEVELOPED ACREAGE

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

The results of these extensive studies suggested that the leases of interest contain significant hydrocarbons. In that the Haynesville is so thick in this locale, vertical wells can be used to develop the property, reducing costs and many of the drilling challenges associated with horizontal wellbores. Drilling costs were estimated by an engineering company experienced in the project area, of 22,000 ft. Based on observed production rates within the Haynesville Formation of NW Louisiana and other Bossier Formation wells in East Texas, the highly over-pressured Haynesville observed within the lease of interest may produce at very high rates. Economic analyses conducted suggest that rates in excess of 5mmcf/day will generally be economic, if gas prices are stable in excess of $4mcf. As of May 13, 2009, contract natural gas prices were $4.33/mcf.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of additional oil and gas opportunities which fall within the criteria of providing a geological basis for development of drilling initiatives that can provide near term revenue potential and fast drilling capital repatriation from production cash flows to create expanding and proven reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage in the oil and gas producing domains, and to implement the drilling of new wells to develop reserves and to provide revenues. We plan to build a strategic base of proven reserves and production.

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

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Michael J. Newport is our President and Chief Executive Officer and William D. Thomas is our Chief Financial Officer and Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Our executive officers are retained and compensated in accordance with the terms and provisions of certain verbal consultant agreements. Other services are provided by outsourcing and consultant and special purpose contracts.

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

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION AND PRODUCTION ACTIVITIES.

We will require significant additional financing in order to continue our exploration and development activities and our production activities and our assessment of the commercial viability of certain of our oil and gas properties. Furthermore, if the cost of our planned exploration, development and production programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration and development and production of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration and production stage. Although we have revenues from operations, we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as certain of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and gas properties. Further, if we are able to establish that development of our oil and gas properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our oil and gas properties into production and recover our investment. Certain of our properties contain proven reserves in accordance with the definitions adopted by the SEC. However, there is no assurance that any exploration and development program that we carry out will establish further proven reserves.

Certain of our other oil and gas properties are in the exploration stage as opposed to the development stage and have no known body of reserves. The known reserves at these projects have not yet been determined to be economic, and may never be determined to be economic. We plan to conduct further exploration activities on our oil and gas property, which future exploration may include the completion of feasibility studies necessary to evaluate whether additional commercial proven reserves exist on our mineral property. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that our property contains further commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded establishing that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our oil and gas property can be commercially developed.

RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY TURN OUT TO BE INACCURATE. ANY MATERIAL INACCURACIES IN THESE RESERVE ESTIMATES OR UNDERLYING ASSUMPTIONS WILL MATERIALLY AFFECT THE QUANTITIES AND PRESENT VALUE OF OUR RESERVES.

We have received an "Estimated Future Reserves and Income Attributable to Certain Leasehold Interests" report from Ryder Scott Company, L.P. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves. In order to prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires that economic assumptions be made about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise

Actual future production, oil and natural gas prices received, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reported reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

WE ARE A NEW ENTRANT INTO THE OIL AND GAS EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of mineral properties. Subsequently, we changed our business strategy from mineral exploration to oil and gas exploration. As a result, there is limited information regarding oil and gas property related production potential or revenue generation potential. Certain of our oil and gas properties have proven reserves. Other properties have no probable or proved reserves. As a result, our future revenues may be limited or non-existent.

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

PROSPECTS THAT WE DECIDE TO DRILL MAY NOT YIELD NATURAL GAS OR OIL IN COMMERCIALLY VIABLE QUANTITIES.

We describe our East Holly Field and our Cotton Valley prospects in this Annual Report. Our prospects were in the stage of preliminary evaluation and assessment and development and we have decided to drill on the property. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

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

OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Certain of our executive officers and directors serve only part time and may devote part of his or her working time to other business endeavors, including consulting relationships with other entities and associated duties and responsibilities to these other entities. Specifically, our President/Chief Executive Officer and our Treasurer/Chief Financial Officer incur approximately 90% of their working time to the affairs and business operations of the Company. The members of our Board of Directors incur approximately 40% to 50% of their working time to the affairs and business operations of the Company. Therefore, we have recognized that our executive officers and directors are subject to conflicts of interest.. Such conflicts of interest may include: (i) deciding how much time to devote to our affairs; (ii) potential exploitation of a business opportunity that should be presented to us; and (iii) having a personal financial interest (such as a significant investment or compensatory arrangement), whether direct or indirect, in a business transaction or arrangement we may enter into or in an entity doing business with us. Because of these relationships, our officers and directors will be subject to conflicts of interest. Therefore, we have adopted certain corporate governance policies and documentation, including a conflict of interest policy, to address such conflicts of interest. These corporate governance documents may be viewed in full on our website, WWW.MAINLANDRESOURCES.COM under the "Corporate Governance" tax on the Investor Relations page. See " "Item 10. Directors, Executive Officers and Corporate Governance - Additional Corporate Governance".

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

General and administrative expenses incurred during fiscal year ended February 28, 2009 compared to fiscal year ended February 29, 2008 increased primarily due to the increase in salary expense of $12,002,685 relating to the valuation of stock based compensation consisting of the grant of _____ additional stock options during the period, and the increase in consulting fees of $595,374, marketing expenses of $921,107 and professional fees of $243,710 relating to the increased scale and scope of our business operations. The valuation $12,002,685 relating to the stock options was based on an expected volatility of 260%. We arrived at the 260% volatility by a comparison of other small oil and gas reporting companies regarding valuation of stock options since we have a lack of liquidity and trading history for our shares of common stock. We thus determined that the 260% volatility was appropriate for calculation of the employee stock option compensation using the Black-Sholes method. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

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

PLAN OF OPERATION AND FUNDING

Our results to date reflect initial production from our first well drilled in our Haynesville shale property in DeSoto Parish, Louisiana. The production from the first well, the Griffith #1, is still being evaluated, but we believe the well will produce sufficient quantities of natural gas to be profitable as planned.

We will, however, as discussed below, require significant additional capital from unidentified sources. Equity and credit markets remain depressed since the credit crisis began in September 2008 and there is no guarantee that we will be able to access the markets and raise sufficient capital to participate in future drilling. In case we cannot raise sufficient funds to pay for our share of the planned drilling expenditures, we may choose to sell part or all of the property. Based on recent sales, we believe that we can sell our Haynesville shale acreage for a profit, which would be sufficient to continue to execute our business plan to drill additional wells and acquire additional prospective oil and gas leases for future drilling.

Moreover, existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

NOTES TO FINANCIAL STATEMENTS.

                             MAINLAND RESOURCES INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                FEBRUARY 28, 2009

                         DE JOYA GRIFFITH & COMPANY, LLC
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSTULTANTS

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

DE JOYA GRIFFITH & COMPANY, LLC

/s/ DE JOYA GRIFFITH & COMPANY, LLC
HENDERSON, NV
MAY 12, 2009


2580 Anthem Village Drive, Henderson, NV 89052 Telephone (702) 563-1600 ? Facsimile (702) 920-8049

                        DE JOYA GRIFFITH & COMPANY, LLC
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSTULTANTS

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


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

MISSISSIPPI PROSPECT

On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisitions costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totaling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008 and April 16, 2009 whereby the option period has been extended until June 1, 2009. Additional deposits of $250,000, $100,000, $250,000 and $100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008 and April 27, 2009 for a total deposit to date of $1,200,000 (February 28, 2009
- $1,100,000). Should we determine after completing our due diligence that the Mississippi Project is uneconomic or should we be unable to raise sufficient funds to complete the acquisition, then the deposit will be forfeited and the full amount of the deposits will be written off.

The Company's Oil and Gas properties are made up as follows:

                                              February 28,      February 29,
                                                  2008              2009
_______________________________________________________________________________

Oil and Gas Properties:
     Proved, subject to depletion               $   787,011     $         -
     Unproved, not subject to depletion                   -           9,176
_______________________________________________________________________________
                                                    787,011           9,176
     Accumulated depletion                          (12,000)              -
_______________________________________________________________________________

                                                $   775,011     $     9,176
===============================================================================

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

                                                   Acquisition     Development
                                                      Costs           Costs           Total

_____________________________________________________________________________________________

Balance, February 28, 2007                         $        -      $        -      $        -

Incurred during the year                                9,176               -           9,176

_____________________________________________________________________________________________

Balance, February 29, 2008                              9,176               -           9,176

Incurred during the year                              702,923          74,912         777,835
Reallocated to proven and subject to depletion       (712,099)        (74,912)       (787,011)

_____________________________________________________________________________________________

Balance, February 28, 2009                         $        -      $        -      $        -

=============================================================================================


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

Details of the Company's share purchase warrants issued and outstanding as of February 28, 2009 are as follows:

                     Weighted        Number of warrants
Exercise price     average price     to purchase shares     Expiry Date
________________________________________________________________________________

   $1.33             $1.33               3,000,000          May 1, 2009

The Company's share purchase warrants activity for the period ended February 28, 2009 is summarized as follows:


                                                      Weighted average
                                                       exercise Price        Weighted average remaining
                               Number of Warrants        per share         In contractual life (in years)
_________________________________________________________________________________________________________

Balance, February 28, 2007
     and February 29, 2008                 -            $      -                        -
Issued                             3,000,000                1.33                        -
Expired                                    -                   -                        -
Exercised                                  -                   -                        -
_________________________________________________________________________________________________________
Balance, February 28, 2009         3,000,000            $   1.33                     0.17
=========================================================================================================


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

The Company's stock option activity for the period ended February 28, 2009 is summarized as follows:


                                                     Weighted average exercise       Weighted average remaining
                               Number of Options          Price per share          In contractual life (in years)
_________________________________________________________________________________________________________________

Balance, February 28, 2007
     and February 29, 2008                -                       $     -                                 -
Granted                           4,000,000                           2.82                                -
Exercised                                 -                              -                                -
Expired / cancelled                (900,000)                          1.17
_________________________________________________________________________________________________________________

Balance, February 28, 2009        3,100,000                       $   2.29                             9.36
=================================================================================================================


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

The provision for income taxes consisted of the following components for the years ended February 28, 2009 and February 29, 2008:

                                     2009          2008
                                     ___________________
Current:
     Federal                         35.0%         35.0%

     State                            0.0%          0.0%

Deferred:                               -            -
                                     ___________________

Total income tax provision           35.0%         35.0%
                                     ===================

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

                                       2009             2008
                                     ________________________
Deferred tax assets:
Net operating loss carryforward      $1,710,414     $136,919
                                     ________________________

      Total deferred tax assets         598,645       47,922
Less: Valuation Allowance              (598,645)     (47,922)
                                     ________________________

    Net Deferred Tax Assets          $        -     $      -
                                     ========================

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

NOTE 9 - SUBSEQUENT EVENTS

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of February 29, 2009, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Offier and our Chief Financial Officer concluded that our disclosure controls and procedures were effective: (i) in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and
(ii) in the reliability of our financial reports as of the end of the period covered by this Annual Report. Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations considering the volume of transactions and capital resources.

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


The following table sets forth information relating to compensation paid to our directors during fiscal years ended February 28, 2009:


DIRECTOR COMPENSATION TABLE

                                                                            Change in
                                                                            Pension
                                                                            Value and
                     Fees                                Non-Equity         Nonqualified
                     Earned or                           Incentive          Deferred              All
                     Paid in    Stock      Option        Plan               Compensation         Other
                     Cash       Awards     Awards        Compensation       Earnings          Compensation       Total
Name                   ($)       ($)         ($)               ($)              ($)                ($)             ($)
_______________________________________________________________________________________________________________________

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

                                                          PERCENTAGE OF
NAME AND ADDRESS OF            AMOUNT AND NATURE OF       BENEFICIAL
BENEFICIAL OWNER(1)           BENEFICIAL OWNERSHIP(1)     OWNERSHIP

DIRECTORS AND OFFICERS:
Robert D. Fedun                       644,996(2)              1.63%
20333 State Highway 249
Suite 200
Houston, Texas 77070

Michael J. Newport                  1,394,996(3)              3.52%
20333 State Highway 249
Suite 200
Houston, Texas 77070

William D. Thomas                     780,000(4)              1.97%
20333 State Highway 249
Suite 200
Houston, Texas 77070

Ernest Sorochan                       200,000(5)               Nil
20333 State Highway 249
Suite 200
Houston, Texas 77070

Simeon King Horton                    550,000(6)              1.38%
20333 State Highway 249
Suite 200
Houston, Texas 77070

Angelo Viard                          250,000(7)               Nil
20333 State Highway 249
Suite 200
Houston, Texas 77070

All executive officers
and directors as a group
(6 persons)                         3,819,992(8)              9.64%


BENEFICIAL SHAREHOLDERS
GREATER THAN 10%

Parklane Investments Inc.           8,235,000                20.79%
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

EXHIBIT NO.    DOCUMENT

3.1            Articles of Incorporation (1)

3.1.2          Amendment to Articles of Incorporation

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

10.2 Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006. (1)

10.3 Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008 (2)

10.4 Letter Agreement dated July 14, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (4)

10.5           Assignment, Conveyance  and  Bill  of  Sale  between   Mainland
               Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008 (5)

10.6           Agreement  dated August 4, 2008 between  Mainland  Resources Inc.
               and Petrohawk Energy Corporation

10.7 Option Agreement between Mainland Resources Inc. and Westrock Land Corp. dated September 4, 2008.

10.8           Agreement between Mainland Resources Inc. and VCS Group Inc.
               dated February 11, 2009.

16             Letter  of  Dale  Matheson   Carr-Hilton  LaBonte  LLP  Chartered
               Accountants (6)

23             Consent of Ryder Scott Company , L.P., independent petroleum
               Consultants.

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

99.1 Estimated Future Reserves and Income Attributable to Certain Leasehold Interests by Ryder Scott Company, L.P.

(1) Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2007.

(2) Incorporated by reference from Form 8-K filed with the Commission on February 28, 2008.

(3) Incorporated by reference from Form 8-K filed with the Commission on May 9, 2008.

(4)  Incorporated by reference from Form 8-K filed
               with  the  Commission  on July  18,  2008.

(5) Incorporated by reference from Form 8-K filed with the Commission on August 8, 2008.

(6) Incorporated by reference from Form 8-K filed with the Commission on February 21, 2008.

                             MAINLAND RESOURCES INC.


SIGNATURES

Pursuant to the requirements of the Exchange Act, the registran half by the undersigned, thereunto duly authorized.



                             MAINLAND RESOURCES INC.

Dated: March 12, 2010

                             By: /s/ MICHAEL J. NEWPORT
                                 _____________________________________
                                     Michael J. Newport
                                     President/Chief Executive Officer



Dated: March 12, 2010

                             By: /s/ MARK WITT
                                 _____________________________________
                                     Mark Witt
                                     Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 12, 2010

                             By: /s/ MICHAEL J. NEWPORT
                                 _____________________________________
                                     Michael J. Newport
                                     Director



Dated: March 12, 2010

                             By: /s/ MARK WITT
                                 _____________________________________
                                     Mark Witt
                                     Director



Dated: March 12, 2010

                             By: /s/ SIMEON KING HORTON
                                 _____________________________________
                                     Simeon King Horton
                                     Director



Dated: March 12, 2010

                             By: /s/ ANGELO VIARD
                                 _____________________________________
                                     Angelo Viard
                                     Director