Form 10-K
period 2010-02-28
MAINLAND RESOURCES INC.
filed 2010-06-01
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-52782

MAINLAND RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	90-0335743 (I.R.S. Employer Identification No.)

21 WATERWAY AVENUE
SUITE 300
THE WOODLANDS, TEXAS 77380
(Address of principal executive offices)

(281) 469-5990
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of each class:	Name of each exchange on which registered:
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. [   ] Yes    [ X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes    [ X] No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. [ X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [   ] Yes    [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filed	[ ]	Accelerated filer	[ X ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes    [ X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant's most recently completed second fiscal quarter: August 31, 2009 - $75,343,821

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [   ] Yes    [    ] No

N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

80,969,502 shares of common stock issued and outstanding as of May 28, 2010

DOCUMENTS INCORPORATED BY REFERENCE
N/A

MAINLAND RESOURCES, INC.
FORM 10-K

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbour provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbours for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Mainland Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 100 F Street, N.E., Washington, D.C. 20459. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at www.sec.gov.

PART I

Item 1.             Business

Corporate History

Mainland Resources, Inc. was incorporated under the laws of the State of Nevada on May 12, 2006 and has been engaged in the business of acquisition, exploration and development of mineral properties in the United States since its inception.

On March 11, 2008 Mainland completed a forward stock split of twenty for one (20:1) basis. On May 29, 2008 Mainland completed a forward stock split on a 1.5 for one (1.5:1) basis. On August 3, 2009 Mainland completed a forward stock split on a two for 1 (2:1) basis.

Mainland's shares of common stock trade on the OTC Bulletin Board under the symbol "MNLU:OB."

Proposed Merger with American Exploration Corporation

We have entered into a Merger Agreement and Plan of Merger with American Exploration Corporation ("American Exploration") dated as of March 22, 2010 (the "Merger Agreement"), pursuant to which American Exploration will be merged with and into our Company (the "Merger"), with our Company as the surviving company of the Merger.  By way of background, we have entered into a joint area development agreement with American Exploration to jointly develop contiguous acreage comprising the Buena Vista Prospect, an oil and gas exploration project located in Jackson County, Mississippi, U.S.A. As operator on the Buena Vista Prospect, we recently issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well to be drilled on the Prospect for the purpose of evaluating the Haynesville Shale formation. American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration has forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in favor of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

We were previously required to pay 72% of the total cost to drill and complete the Burkley-Phillips No. 1 Well, for a 45.9% working interest. Due to American Exploration's inability to make its contribution in response to the cash call, we will now pay 90% of the total cost of the well to earn a 72% interest, and Guggenheim Energy Opportunities, LLC ("Guggenheim") will pay 10% of the total cost to earn an 8% interest. Accordingly, the respective working interests of the parties after completion are anticipated to be as follows: Mainland - 72%, American Exploration - 20%, and Guggenheim - 8%. This working interest breakdown will apply to the remainder of the leasehold and project area. We currently hold interests in excess of 17,000 acres in the Buena Vista Prospect.

The Merger Agreement represents our agreement with American Exploration to combine our businesses and ownership of the Buena Vista Prospect.

If the Merger is completed, each share of American Exploration's common stock at the effective time of the Merger will be exchanged for 0.25 common shares of Mainland. Based on the estimated number of shares of Mainland issued and outstanding on the record date, Mainland expects to issue approximately 14,929,500 common shares to American Exploration stockholders in the Merger. We estimate that immediately after the effective time of the Merger, former stockholders of American Exploration will hold common shares of Mainland representing approximately 15.6% of the then-outstanding common shares of Mainland.

In addition: (a) all outstanding common stock options of American Exploration will be disposed of by the holders thereof in consideration for the issue by Mainland of non-transferable stock options; and (b) all of the outstanding common stock purchase warrants of American Exploration will be disposed of by the holders thereof in consideration for the issue by Mainland of non-transferable common stock purchase warrants. The number of Mainland options and warrants issuable will be determined with reference to the exchange ratio which determines the number of shares of Mainland common stock that are to be issued on completion of the Merger for all of the shares of American Exploration common stock.

Important Additional Information Will Be Filed With The SEC

In connection with the proposed Merger transaction with American Exploration, Mainland intends to file relevant materials with the SEC, including a Registration Statement on Form S-4 (the "Registration Statement"), which will include a preliminary prospectus and related materials to register the securities of Mainland to be issued in exchange for securities of American Exploration. The Registration Statement will incorporate a joint proxy statement/ prospectus (the "Proxy Statement/Prospectus") that Mainland and American Exploration plan to file with the SEC and mail to their respective stockholders in connection with obtaining stockholder approval of the proposed Merger. The Registration Statement and the Proxy Statement/Prospectus will contain important information about Mainland, American Exploration, the Merger and related matters. Investors and security holders are urged to read the Registration Statement and the Proxy Statement/Prospectus carefully when they are available. Investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus when they become available, and other documents filed with the SEC by Mainland and American Exploration, through the web site maintained by the SEC at www.sec.gov. Mainland's security holders will also receive information at an appropriate time on how to obtain these documents free of charge from Mainland. In any event, documents filed by Mainland with the SEC may be obtained free of charge by contacting the Company at: Mainland Resources, Inc.; Attention: Mr. William Thomas, CFO; 21 Waterway Avenue, Suite 300, The Woodlands, Texas 77380; Facsimile: (713) 583-1162.

Overview of Our Business

We are a natural resource exploration company engaged in the exploration, acquisition and development of oil and gas properties in North America. We are currently focused on our interests in oil and gas prospects located in Louisiana and Mississippi.

Until recently, acting primarily through our joint venture with Petrohawk Energy Corporation, we have been concentrating on exploring and developing certain natural gas leases covering approximately 2,904 net acres in the East Holly Field of De Soto Parish, in the State of Louisiana.

Our joint venture agreement with Petrohawk contemplated the development of the Haynesville Shale on the East Holly Field leases, with Petrohawk as operator. We transferred 60% of our interest in the De Soto Parish leases to Petrohawk, but only with respect to the Haynesville Shale below the Cotton Valley formation - in other words, Petrohawk acquired 60% of our Company's interest in the leases at all depths below the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation). In return, Petrohawk agreed to, among other things, pay 100% of the costs of development associated with the first well drilled below the Cotton Valley formation, as well as costs up to and including pipeline connection. The first well, the Griffiths 11-1, began drilling in October 2008 and commenced production at the end of January 2009. One additional producing well has since been drilled and completed under our joint venture with Petrohawk. Two additional wells have been drilled and are being completed, and the fifth is currently being drilled.

In early 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources (NYSE - XCO), of our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases, for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our Company's right, title and interest 100 feet below the base of the Cotton Valley formation in the East Holly Field. As noted above, the base of the Cotton Valley formation has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation.

We have retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,745 net acres with an estimated 65 net potential drilling locations. The four recent wells drilled by the original operator through the Hosston and Cotton Valley zones to the Haynesville formation calculate as productive.

Based on the available data and economics, we plan to drill three wells as operator in the Hosston/Cotton Valley formations in 2010, and also to evaluate the shale gas production value of the Upper Bossier formation on the DeSoto Parish leases. We expect that these formations will provide continual solid pay with little risk and predictable development costs.

Our Buena Vista Prospect is located along the Gulf Coast Salt Basin in the Buena Vista area of Jackson County, Mississippi. Based on proprietary information gained from previous drilling, we believe an extension of the Haynesville Shale similar to the discovery region in Louisiana may exist there.

Our Company has entered into a joint area development agreement with American Exploration to jointly develop contiguous acreage comprising the Buena Vista Prospect. As operator on the Buena Vista Prospect, we recently issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well to be drilled on the Prospect. We intend to drill the well to a depth sufficient to evaluate the Haynesville Shale formation, currently expected to total 22,000 feet. The AFE estimates the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately US$13,550,000. Drilling is expected to commence in the latter part of the second quarter of 2010.

American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration has forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in favor of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of our letter agreement and related joint operating agreement with American Exploration).

We were previously required to pay 72% of the total cost to drill and complete the Burkley-Phillips No. 1 Well, for a 45.9% working interest. Due to American Exploration's inability to make its contribution in response to the cash call, we will now pay 90% of the total cost of the well to earn a 72% interest, and Guggenheim Energy Opportunities, LLC ("Guggenheim") will pay 10% of the total cost to earn an 8% interest.

OIL AND GAS PROPERTIES

Louisiana

East Holly Field, De Soto Parish

Our East Holly Field leases cover a central area in the fairway of what is now widely recognized as the Haynesville Shale discovery in northwest Louisiana (see Figure 1 - Location Map). The Haynesville Shale has become one of the most active natural gas plays in the United States. The Haynesville formation is located approximately 1,500 feet below the base of the Cotton Valley formation at depths ranging from approximately 10,500 feet to 13,000 feet. The formation is as much as 300 feet thick and is composed of a rich organic black shale. It is located across northwest Louisiana (primarily in Caddo, Bossier, Red River, DeSoto, Webster and Bienville Parishes), east Texas (primarily in Harrison, Panola, Shelby and Nacogdoches Counties), and extends into Arkansas.

Fig. 1: Location Map -
De Soto Parish Prospect, Louisiana

On February 27, 2008, we entered into an option agreement with Kingsley Resources, Inc., a Nevada corporation, pursuant to which we acquired all the right, title and interest Kingsley had in and to certain leasehold estates located in East Holly Field of De Soto Parish. The East Holly Field leases create a contiguous block of acreage on the southeast flank of the East Holly Field, totaling approximately 2,551 net acres. The leases were the subject of a leasehold purchase agreement dated December 11, 2007, and modified February 1, 2008, between Kingsley and Permian Basin Acquisition Fund, pursuant to which Kingsley acquired the sub-surface rights covered by the East Holly Field leases.

In accordance with the terms and provisions of our option agreement with Kingsley, we were required to pay $100,000 to Kingsley (which represented reimbursement to Kingsley of a deposit paid by it to Permian under their leasehold purchase agreement) and assume all of Kingsley's obligations under its leasehold purchase agreement with Permian. We completed the acquisition of the East Holly Field leases by way of assignment on March 14, 2008 at a total cost of $687,596, comprised of the $100,000 payment to Kingsley (which was subsequently made on April 2, 2008), and payments to Permian totalling $587,596. The East Holly Field leases remain subject to a residual royalty payment and other rights reserved under the leasehold purchase agreement with Permian.

In accordance with the area of mutual interest provision contained in our joint operating agreement with Petrohawk, we and Petrohawk leased an additional 353.77 net acres, and the acreage and costs were split as to 60% for Petrohawk, and as to 40% for our Company. We have a 100% working interest and a 75% net revenue interest in the Cotton Valley/Haynesville leases.

Our Buena Vista leasehold and project is located in the Gulf Coast Salt Basin trend, outside of the core area initially exploited for the Haynesville Shale. Management believes that over-thickened Haynesville Shale deposits can be isolated which are rich in organic carbon, possess superior rock properties and are gas-charged. A deep well drilled on the leases in 1981 confirmed the presence of highly pressured natural gas within an over-thickened Haynesville shale section. The well was drilled to a depth of 22,000 feet, reaching total depth while still within the Haynesville Shale. A poor understanding of shale gas 28 years ago combined with a casing problem in the wellbore, encouraged the operator to plug and abandon the well.

We have been able to secure a full suite of data from that well/project area which included all geophysical seismic data, well logs, drill cuttings, drilling reports, and related technical information. This information was critical in determining the quality of the gas within the reservoir, the propensity of the Haynesville Shale to produce gas on the leases, as well as the gas in place per section.

A geophysical assessment of the property was commissioned. Seismic lines crossing the property were reprocessed and a detailed interpretation was made by a geophysicist with strong knowledge of the play. A well-defined turtle structure was mapped and the leased acreage which sits squarely on the crest is ideally positioned for gas accumulation. A series of maps were produced which image the reservoir surface as well as other potentially prospective horizons on the property. These maps also assist in better evaluating surrounding acreage.

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

The results of these extensive studies suggested that the leases of interest contain significant hydrocarbons. Since the Haynesville is so thick in this locale, vertical wells can be used to develop the property, reducing costs and many of the drilling challenges associated with horizontal wellbores.

Joint Venture with Petrohawk Energy Corporation

Effective July 14, 2008, we entered into a binding letter agreement with Petrohawk Energy Corporation relating to the joint development of acreage of our Company's leases in DeSoto Parish, Louisiana, including those in East Holly Field and Cotton Valley/Haynesville.

Under the letter agreement: (i) Petrohawk agreed to pay 100% of the development costs of the first well drilled below the base of the Cotton Valley formation (which, as noted above, has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation), including those related to drilling, completion and fracture stimulation, as well as costs up to and including pipeline connection; (ii) Petrohawk agreed to pay 80%, and we agreed to pay 20%, of all costs of the second well drilled below the base of the Cotton Valley formation; (iii) Petrohawk agreed to pay 60%, and we agreed to pay 40%, of all costs of the third well and all additional wells drilled below the base of the Cotton Valley formation; and (iv) we agreed to transfer a 60% working interest in our leases in DeSoto Parish to Petrohawk at closing, but only as such leases related to all depths below the base of the Cotton Valley formation, and specifically the Haynesville Shale. Petrohawk further agreed to gather and market our production from above the base of the Cotton Valley formation pursuant to a mutually acceptable agreement. The letter agreement was expressly made subject to completion of due diligence investigation by the parties, and execution and delivery of a definitive agreement by both parties.

We entered into a definitive agreement with Petrohawk effective August 4, 2008, pursuant to which we effectively transferred and conveyed to Petrohawk 60% of our right, title and interest in and to the leases in the DeSoto Parish. Petrohawk was designated as the operator on all development relating to these leases.

Griffith 11-1 Well

The initial well under our agreement with Petrohawk, the Griffith 11-1 Well, was spudded on October 20, 2008, and commenced production at the end of January 2009. The approximate reading for total gas produced from the Griffith 11-1 Well and shipped to market through April 5, 2010 was 2.5 billion cubic feet (Bcf).

Stephenson Douglas LLC 16-1 Well

Drilling began on the second well under our agreement with Petrohawk, the Stevenson Douglas LLC 16-1 Well, in April 2009. The Stephenson Douglas LLC 16-1 Well has spudded, and surface casing was cemented at about 1800 feet. The Stephenson Douglas LLC 16-1 Well has been successfully drilled to a depth of 10,700 feet and 7 5/8 inch intermediate casing was run on the well to this depth. Petrohawk scheduled a larger rig capable of whip stocking the well and drilling the lateral portion of the wellbore. The well was completed and commenced production in March 2010.

Dehan 15-1 Well

The third well to be drilled, the Dehan 15-1 Well, was drilled in May 2009 and commenced production in August 2009. The well had an initial production rate (IP) of 7.643 million on a 14/64th choke. The approximate reading for total gas produced from the Dehan 15-1 Well and shipped to market through April 5, 2010 was 1.7 billion cubic feet (Bcf).

Fourth and Fifth Wells

The fourth well has been drilled and awaiting completion. The fifth well is being drilled and is close to total depth.

Sale of Remaining 40% Interest in Haynesville Shale, East Holly Prospect, De Soto Parish

On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases, for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field.

Under the purchase and sale agreement: (i) our Company sold its remaining 40% working interest in the Haynesville Shale, covering 2,903 acres or 1,161 net acres; and (ii) the purchaser paid to our Company $17,500 per net acre, totalling $20,321,525, subject to certain adjustments. The purchaser also agreed to be responsible for ad valorem, property or similar taxes, and to reimburse our Company for any and all out-of-pocket operating costs and capital expenditures costs incurred by us prior to closing (which totaled $7,838,079).

We intend to apply the net proceeds to: (a) provide initial funding for the drilling of up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect in 2010; (b) fund the drilling of the Burkley-Phillips No. 1 well on the Buena Vista prospect in Mississippi; and (c) to retire our debt to Guggenheim. Additional funding will be required to complete our 2010-2011 operations program. We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells.

Cotton Valley, Hosston and Upper Bossier Formations, East Holly Prospect, De Soto Parish

As indicated above, we continue to retain all rights to all formations above the base of the Cotton Valley formation, encompassing the 2,745 net acres (including the Hosston and Cotton Valley zones) with an estimated 65 net potential drilling locations. Detailed analysis of the Cotton Valley/Hosston and Upper Bossier formations on the East Holly Field has been facilitated by review of the drill logs obtained from our previous Haynesville Shale joint venture partner, Petrohawk Energy. The four recent wells drilled by Petrohawk on the leases calculate as productive from all three formations.

Our Company and Brammer Engineering, Inc., of Shreveport, Louisiana, have entered into a Contract Operating Agreement dated April 1, 2010 relating to the first of three wells that we are planning to drill in the Cotton Valley/Hosston and Upper Bossier formations of the East Holly Field. The initial well is to be drilled in Section 11, T 13N-R14W, DeSoto Parish, Louisiana, to test these formations. Brammer Engineering will act as contract operator for our Company, the operator of the Prospect. Brammer Engineering is a highly qualified contract operator that has been active in the Louisiana and Gulf Coast Region for 40 years. It has drilled over 130 wells and acted as operator on more than 300 wells.

We have initiated the drilling and site preparation necessary to spud the well in the latter part of the second quarter or early third quarter of 2010.

Depending on results of the Upper Bossier formation, the total completed well cost is estimated at between US$2 million and $2.25 million dollars. We will fund 100% of the costs of this initial well.

Mississippi

Buena Vista Prospect

We entered into a letter agreement with American Exploration effective September 17, 2009, to jointly develop contiguous acreage known as the Buena Vista area located in Jefferson County, Mississippi (see Figure 2 - Location Map). Under our agreement with American Exploration: (i) we and American Exploration each agreed to commit at least 5,000 net acres to the joint development project; (ii) we will be the operator of project; (iii) we agreed to pay 80% of the initial well drilling and completion costs, to earn a 51% working interest in the well and the total joint development project; and (iv) American Exploration agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total joint development project. The agreement also contemplates that the future costs of the joint development project, including drilling and completions, will be split in accordance with the respective working interests of the parties.

Fig. 2: Location Map -
Buena Vista Prospect
Buena Vista Area, Mississippi

Prior to entering into our joint area development agreement with American Exploration, we entered into an option agreement with Westrock Land Corp. on June 22, 2009, to acquire approximately 8,000 net acres in mineral oil and gas leases located in the Buena Vista area. Under our option agreement with Westrock, we agreed to acquire a 100% working interest and a minimum 75% net revenue interest in the leases upon payment of certain acquisition costs per net mineral acres by August 31, 2009. On September 28, 2009, the option agreement was amended to expand the acreage to include an additional 225 acres, thereby increasing coverage under the option agreement to 8,225 net acres, and to extend the time for closing. At that time, we agreed to advance a payment of $300,000 towards the total purchase price on August 31, 2009. We paid an additional $900,000 towards the purchase price on October 13, 2009, and the final instalment of $2,090,060 on November 3, 2009, for a total purchase price of $3,290,060.

We satisfied our obligation under our joint area development agreement with American Exploration to contribute at least 5,000 net acres to the joint development project using the leases we acquired from Westrock. We and American Exploration have contributed 8,225.3 net acres and 5,000 net acres, respectively, of contiguous lands (for a total of approximately 13,225.3 net acres).

In early April, 2010, we, as operator, issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well to be drilled on the Buena Vista Prospect, in Jefferson County. We intend to drill the well to a depth sufficient to evaluate the Haynesville Shale formation, currently expected to total 22,000 feet. The AFE estimates the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately US$13,550,000.

American Exploration was unable to fund its 20% share of the estimated total well costs ($2,710,000) of the Burkley-Phillips No. 1 Well within the 30 day period provided for in the joint development agreement, which expired on April 23, 2010. As a result, American Exploration forfeited its 29% working interest in the well and the Prospect in favor of our Company. We currently hold interests in excess of 17,000 acres in the Buena Vista Prospect. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

Our Company was previously paying 72% of the total cost to drill and complete the Burkley-Phillips No. 1 Well, for a 45.9% working interest. Due to the fact American Exploration did not make its contribution in response to the cash call, Mainland will now pay 90% of the total cost of the well and Guggenheim Energy Opportunities, LLC ("Guggenheim") will pay 10%. Accordingly, the respective working interests of the parties after completion are anticipated to be as follows: Mainland - 72%, American Exploration -20%, and Guggenheim - 8%. This working interest breakdown will apply to the remainder of the leasehold and project area.

Extensive historic and proprietary data from a previous well drilled on the Buena Vista, combined with petrochemical analysis reviewed by Mainland's land and geological teams provide the basis for drilling the Burkley-Phillips No. 1 well to the deeper Haynesville formation. Additionally, it will be the only well drilled in the Buena Vista area testing the Haynesville shale formation since shale gas has emerged as a major production resource.

We have deposited an aggregate total of $8.65 million into escrow to be used to drill the Burkley-Phillips No. 1 well. The escrow funds are comprised of $7.785 million contributed by our Company and $865,000 contributed by Guggenheim. We, as operator, will drill the Burkley-Phillips No. 1 well using RAPAD Drilling & Well Service, Inc., of Jackson, Mississippi.

We have commenced road construction and drill site preparations for the Burkley-Phillips No. 1 Well, and we are currently planning to spud the well June 15, 2010 or thereabouts. The permitting for the well is now complete.

Earlier Option Agreement with Westrock Land Corp. Terminated

We had previously entered into an option agreement with Westrock effective September 3, 2008, to acquire 5,000 net acres in certain other mineral oil and gas leases located in the State of Mississippi. Under the option agreement: (i) our Company was to acquire a 100% working interest and a minimum 75% net revenue interest in the leases; (ii) we paid a $500,000 deposit on September 3, 2008 to secure the option, and agreed to pay certain acquisition costs per net mineral acres by August 31, 2009; and (iii) the balance of the acquisition costs, totaling $2,275,000, were due and payable upon completion, no later than October 15, 2008, of our due diligence investigation of the underlying properties. The option period was ultimately extended to January 20, 2010, pursuant to successive amending agreements executed on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009. We paid additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000, respectively, on October 17, 2008, December 1, 2008, December 29, 2009, April 27, 2009, May 6, 2009 and June 5, 2009, for an aggregate deposit of $1,300,000.

Our Company's Board of Directors determined that, based on the results of our due diligence investigation of the underlying properties, it was not in the best interests of our Company and its stockholders to proceed with the acquisition and development of the leases covered by our option agreement with Westrock dated September 3, 2008. Therefore, we and Westrock agreed to the termination of the option agreement without any further obligation on the part of either party. In accordance with the terms of our option agreement with Westrock, we forfeited our deposit of $1,300,000.

RESERVES

New SEC Disclosure Requirements

On January 14, 2009, the SEC published the final rules for "Modernization of Oil and Gas Reporting" in the Federal Register, which apply to oil and gas reserves estimates disclosed in registration statements and annual reports containing financial statements for fiscal years ending on or after December 31, 2009. The new disclosure requirements supersede SEC Industry Guide 2 and are consolidated in new Subpart 1200 of Regulation S-K, and include certain revisions and additions to the definition section of Rule 4-10 of Regulation S-X. In addition, the amendments concurrently align the full cost accounting rules with the revised disclosures.

Generally, the new disclosure rules require reporting of oil and gas reserves using a price based on a 12-month unweighted average of the first-day-of-the-month prices rather than year-end prices, and permit the use of new technologies to determine proved reserves if they are demonstrated to result in reliable conclusions about reserve volumes. The new rules also permit disclosure of probable and possible reserves meeting new SEC definitions in SEC filed documents, as well as additional reserve cases showing pricing and cost sensitivities. In addition, an oil and gas company is required to report the independence and qualifications of its reserves preparer or auditor, and to file reports when a third party is relied upon to prepare reserves estimates or engaged to conduct a reserves audit.

As noted above, the modernization disclosure requirements apply to oil and gas reserves estimates disclosed in registration statements and annual reports containing financial statements for fiscal years ending on or after December 31, 2009. This may make comparisons to prior periods difficult.

Internal Controls

Our Company's senior management, under the supervision of our Board of Directors, is responsible for the preparation of our estimates of proved reserves at February 28, 2010 and 2009. Our proved reserves are estimated at the property level and compiled for reporting purposes by our external engineers with input from our senior management. Reserves are reviewed and approved internally by our senior management and audit committee.

Our management works closely with our external engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. We provide our external engineers with pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel and consultants, to the external engineers as part of their evaluation of our reserves.

Qualifications of responsible technical persons

Michael J. Newport

Michael J. Newport, our Company's President and Chief Executive Officer, has been actively involved in petroleum land management for nearly thirty years, with experience in all phases of oil and gas land management and expertise in acquisitions, operations, divestitures, agreement preparation, negotiations, CAD mapping and broker supervision.

Mr. Newport started his career with Amoco in its New Orleans office in May 1979 where he spent two years. He was actively involved in supervising brokers and writing all forms of land contracts for North and South Louisiana, Mississippi, Alabama and Florida.

In 1981, Mr. Newport became a district landman for Harkins & Company in its Jackson, Mississippi office where he spent four years assembling drilling prospects and all land activities associated with operations in Mississippi, Alabama, Florida and Louisiana. From 1985 to 1989, Mr. Newport was posted to Harkins & Company's Oklahoma City office where he had the same responsibilities for Oklahoma and Arkansas as well as Mississippi, Alabama, Florida and Louisiana.

Mr. Newport joined Greenhill Petroleum in 1989 in Houston, Texas, where he was the land manager for six years in the Permian Basin Region. In addition to land management activities, Mr. Newport was responsible for acquisitions and divestitures.

After leaving Greenhill, Mr. Newport has spent the last thirteen years managing brokers for West Texas, South Texas, East Texas, Oklahoma and North Louisiana as well as performing all landman management activities for various operators actively drilling and completing wells in these areas.

Mr. Newport received a Bachelor of Business Administration (Finance) degree in June of 1977, a Master of Business Administration degree in August of 1978, and also completed the required hours for a Petroleum Land Management degree in May, 1979.

Simeon King Horton

Simeon King Horton, one of our Company's directors, is a Petroleum Geologist with over thirty years' experience, and provides geological consulting services to Mainland from time to time on a per diem basis. Ms. Horton has an extensive background in exploration and development of major oil and gas projects working as a consultant for oil and gas companies.

Ms. Horton worked for Mr. Dudley Hughes, an independent geologist, in Jackson, Mississippi, from 1977 to 1986. During that time, she gained broad experience in the Mississippi/Alabama Salt Basin, Black Warrior Basin in North Mississippi and Northwest Alabama, and South Florida. The main targets of exploration were the Smackover/Norphlet Formations (located in the Salt Basin), the Paleozoics (located in the Black Warrior Basin), and the Sunniland Lime (located in South Florida). Ms. Horton was also exposed to the Perth Basin in Australia. As District Geologist, she was extensively involved in the exploration and development of a very aggressive drilling program and all facets of the industry.

In 1986, Ms. Horton moved to Shreveport, Louisiana where she was a consultant for various oil and gas investors until 1989.

From 1989 to 1996, Ms. Horton worked with Grigsby Petroleum in Shreveport, Louisiana, a company owned by Mr. Jack Grigsby, an independent geologist. Grigsby Petroleum is very active in North Louisiana and East Texas with numerous properties. Among these are Hosston and Cotton Valley production. Ms. Horton was responsible for all the producing properties, the development of the properties, and the drilling of new wells for Grigsby Petroleum.

From 1996 to present, Ms. Horton has been a consulting petroleum geologist. She has been very active in the Hosston/Cotton Valley trends in North Louisiana and East Texas. She has generated drilling prospects in the area, and has successfully been responsible for the drilling of the Hosston/Cotton Valley in an area where there are sixteen to twenty wells per section.

Simeon King Horton received a Bachelor of Science degree with a Major in Geology and a Minor in Mathematics from the University of Southern Mississippi, Hattiesburg, Mississippi in 1977. She graduated with honors and was selected Outstanding Graduating Senior in Geology for the academic year of 1976-1977. She attended geology field camp thru the Rolla School of Mines, University of Missouri, which was conducted in the state of Utah.

Ms. Horton is an active member of the American Association of Petroleum Geologist and the Shreveport Geological Society, Shreveport, Louisiana.

Ryder Scott Company

The reserves estimates as of February 28, 2010 disclosed herein have been independently prepared by Ryder Scott Company, L.P., a petroleum consulting engineering firm with offices in Houston, Texas, Calgary, Alberta, and Denver, Colorado. Within Ryder Scott, the technical person primarily responsible for overseeing the estimation and evaluation process with respect to the preparation of Ryder Scott's report dated May 11, 2010, filed as an exhibit hereto, was Mr. Joseph E. Blankenship. Mr. Blankenship, an employee of Ryder Scott since 1982, is a Senior Vice President and also serves as chief technical advisor for unconventional reserves evaluation.

Mr. Blankenship is responsible for coordinating and supervising Ryder Scott's staff and consulting engineers in ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Blankenship served in a number of engineering positions with Exxon Company USA.

Mr. Blankenship earned a Bachelor of Science degree in Mechanical Engineering from the University of Alabama in 1977. He is a member of the Honorary Engineering Society Pi Tau Sigma and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers (SPE) and the Society of Petroleum Evaluation Engineers (SPEE).

In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of fifteen hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Blankenship fulfills. As part of his 2009 continuing education hours, Mr. Blankenship attended an internally presented 17 hours of formalized training as well as Ryder Scott's day long 2009 Reserves Conference, and a presentation by Dr. John Lee, on the new SEC regulations relating to the "Modernization of Oil and Gas Reporting," published in the Federal Register on January 14, 2009. Mr. Blankenship attended an additional 2 hours of formalized in-house training as well as 15 hours of formalized external training during 2009 covering such topics as the SPE/WPC/AAPG/SPEE Petroleum Resources Management System, reservoir engineering, geoscience and petroleum economics evaluation methods, procedures and software and ethics for consultants. Mr. Blankenship was class instructor in Ryder Scott's 2009 in-house course on unconventional reserves evaluation.

Based on his educational background, professional training and more than 32 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Blankenship has attained the professional qualifications as a Reserves Estimator and Reserves Auditor set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 19, 2007.

Our Oil And Natural Gas Reserves

The following tables set forth our estimated net proved oil and natural gas reserves at February 28, 2010. The subject properties are the Griffith 11-1 well and the Dehan et al. 15H-1 well, both of which are located in the East Holly Field, Desoto Parish, Louisiana. The reserves and income data were estimated based on the definitions and disclosure guidelines of the SEC contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule, released January 14, 2009 in the Federal Register.

Summary of Oil and Gas Reserves as of Fiscal Year-End Based on Average Fiscal-Year Prices

Reserves Category	Reserves at February 28, 2010 - Onshore Louisiana USA(1)
	Oil (mbbls)	Natural Gas (mmcf)	Synthetic Oil (mbbls)	Synthetic Gas (mmcf)	Natural Gas Liquids (mbbl)
Proved	-	-	-	-	-
Developed	-	1,901	-	-	-
Undeveloped	-	-	-	-	-
Total Proved	-	1,901	-	-	-

Note:

1. On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases, for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field.

Proved Reserves	Estimated Net Reserves and Income Data at February 28, 2010 - East Holly Field, DeSoto Parish, Louisiana USA(1)
	Oil (barrels)	Natural Gas(2) (mmcf)	Future Gross Revenue(3)	Deductions(4)	Future Net Income(5)	Discounted Future Net Income at 10%	Percent of Total(6)
Dehan et al. 15H0119	-	1,152	3,658,583	1,245,455	2,413,128	1,880,888	62.754
Griffith 11-001	-	749	2,626,572	1,222,996	1,403,577	1,116,361	37.246
Proved developed producing	-	1,901	6,285,156	2,468,451	3,816,704	2,997,249	100.000
Proved developed non-producing	-	-	-	-	-	-	-
Proved undeveloped	-	-	-	-	-	-	-
Total Proved	-	1,901	6,285,156	2,468,451	3,816,704	2,997,249	100.000

Notes:

1. On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases, for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field.

2. All gas volumes are reported on an "as sold" basis expressed in millions of cubic feet (MMCF) at the official temperature and pressure bases of Louisiana, which are 60 degrees Fahrenheit and 15.025 psi. No attempt has been made to quantify or otherwise account for any accumulated gas production imbalances that may exist. The gas volumes included herein do not attribute gas consumed in operations as reserves.

3. The future gross revenue is after the deduction of production taxes.

4. The deductions incorporate the normal direct costs of operating the wells, ad valorem taxes, gathering and treating fees and certain abandonment costs net of salvage.

5. The future net income is before the deduction of state and federal income taxes and general administrative overhead, and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income.

6. Gas hydrocarbon reserves account for 100 percent of total future gross revenue from proved reserves.

Reserve engineering is a subjective process of estimating underground accumulations of natural gas that cannot be measured in an exact manner. More specifically, reserves are those estimated remaining quantities of petroleum which are anticipated to be economically producible, as of a given date, from known accumulations under defined conditions. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Furthermore, estimated reserves may or may not be actually recovered, and if recovered, the revenues therefrom, and the actual costs related thereto, could be more or less than the estimated amounts.

Furthermore, the estimated reserves and future net income amounts disclosed in this proxy statement/prospectus as of February 28, 2010, are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of Ryder Scott's report are based on the average prices during the 12-month period prior to the ending date of the period covered in this report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented.

All reserve estimates involve some degree of uncertainty. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves and may be further sub-classified as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. At Mainland's request, Ryder Scott's report addresses only the proved reserves attributable to the properties evaluated therein.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward. The reserves included in this annual report were estimated using deterministic methods.

The reserves disclosed in this annual report are limited to the period prior to expiration of current contracts providing the legal rights to produce or a revenue interest in such production unless evidence indicates that contract renewal is reasonably certain. Furthermore, properties may be subjected to significantly varying contractual fiscal terms that affect the net revenue to Mainland for the production of these volumes. The prices and economic return received for these net volumes can vary significantly based on the terms of these contracts. Therefore, when applicable, Ryder Scott reviewed the fiscal terms of such contracts and discussed with our Company the net economic benefit attributed to such operations for the determination of the net hydrocarbon volumes and income thereof. Ryder Scott has not conducted an exhaustive audit or verification of such contractual information. Neither Ryder Scott's review of such contractual information nor their acceptance of our Company's representations regarding such contractual information should be construed as a legal opinion on this matter.

Our Company's operations may be subject to various levels of governmental controls and regulations. These controls and regulations may include matters relating to land tenure, drilling, production practices, environmental protection, marketing and pricing policies, royalties, various taxes and levies including income tax and are subject to change from time to time. Such changes in governmental regulations and policies may cause volumes of reserves actually recovered and amounts of income actually received to differ significantly from the estimated quantities.

The estimates of reserves presented herein were based upon a detailed study of the properties in which we own an interest; however, Ryder Scott did not make any field examination of the properties. Further, no consideration was given in Ryder Scott's report to potential environmental liabilities that may exist, nor were any costs included for potential liabilities to restore and clean up damages, if any, caused by past operating practices.

As disclosed above, subsequent to our financial year end, we entered into a purchase and sale agreement dated March 12, 2010, for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases, for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field. Accordingly, we no longer hold any reserves.

Cautionary Note on Certain Canadian Disclosure

Our Company is an "OTC Reporting Issuer" as defined in BC Instrument 51-509, Issuers Quoted in the U.S. Over-the-Counter Markets, adopted by the British Columbia Securities Commission, and is therefore subject to National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities (NI 51-101), adopted by the Canadian Securities Administrators, which prescribes the standards for the preparation and disclosure of reserves and related information for companies subject to continuous disclosure requirements under Canadian provincial securities legislation.

As required by NI 51-101, we have disclosed reserves estimates at February 28, 2010 and 2009 in certain filings we have made with the British Columbia Securities Commission which have been evaluated by Ryder Scott Company, LP. Such evaluation of our estimates of proved reserves under NI 51-101 at February 28, 2010 and 2009 was carried out in accordance with the standards set out in the Canadian Oil and Gas Evaluation (COGE) Handbook, prepared jointly by the Society of Petroleum Evaluation Engineers (Calgary Chapter) and the Canadian Institute of Mining, Metallurgy & Petroleum (Petroleum Society). Those standards require that the evaluator plan and perform an evaluation to obtain reasonable assurance as to whether the reserves are free of material misstatement. An evaluation must also include an assessment as to whether the reserves data are in accordance with the principles and definitions presented in the COGE Handbook.

On December 31, 2008, the SEC released its final rules for the modernization of oil and gas reporting. The material changes include the ability to classify unconventional resources such as oil shales and bitumen as proved reserves, if reasonably certain to be economically producible, the ability to use reliable technology to establish undeveloped reserves, the optional ability to report probable reserves, the requirement to track undeveloped locations, as well as the directive to use 12-month average prices and current costs. These resulting changes are more in line with NI 51-101. However, there are material differences to the type of volumes disclosed and the basis from which the volumes are determined. Among other things, NI 51-101 requires gross reserves and future net revenue under forecast pricing and costs; however, the SEC requires disclosure of net reserves, after royalties, under 12-month average prices and current costs. Accordingly, certain reports filed by our Company with the British Columbia Securities Commission pursuant to NI 51-101, and publicly available at www.sedar.com, contain data which may be materially different from the data contained herein.

DRILLING ACTIVITY

As indicated above, Petrohawk acquired 60% of our Company's right, title and interest in and to the leases in the DeSoto Parish in August 2008. Petrohawk has been designated as the operator on all development relating to these leases, and carried out all drilling and extractive operations during the fiscal years ended February 28, 2010 and 2009. Petrohawk has reported that its current horizontal drilling and completion methodology focuses on completing wells with longer laterals and maximizing the number of fracture stages, spaced approximately 325 feet apart. The objective of this technique is to minimize the total number of wells required to effectively drain the reservoir, resulting in lower overall development costs. Petrohawk also reports that it is currently targeting lateral lengths between 4,300 feet and 4,800 feet with up to 15 fracture stages.

The initial well under our agreement with Petrohawk, the Griffiths 11-1 Well, was spudded on October 20, 2008, and commenced production at the end of January 2009.

Drilling began on the second well under our agreement with Petrohawk, the Stevenson Douglas LLC 16-1 Well, in April 2009. The Stephenson Douglas LLC 16-1 Well has spudded, and surface casing was cemented at about 1800 feet. The Stephenson Douglas LLC 16-1 Well has been successfully drilled to a depth of 10,700 feet and 7 5/8 inch intermediate casing was run on the well to this depth. Petrohawk scheduled a larger rig capable of whip stocking the well and drilling the lateral portion of the wellbore. The well was completed and commenced production in March 2010.

The third well to be drilled, the Dehan 15-1 Well, was drilled in May 2009 and commenced production in August 2009. The well had an initial production rate (IP) of 7.643 million on a 14/64th choke. The approximate reading for total gas produced from the Dehan 15-1 Well and shipped to market through April 5, 2010 was 1.7 billion cubic feet (Bcf).

The fourth well has been drilled and awaiting completion. The fifth well is being drilled and is close to total depth.

The table below sets forth the results of drilling activities undertaken by Petrohawk, as operator, the De Soto Parish leases during the periods indicated:

	Years Ended February 28,
	2010		2009
	Gross	Net	Gross	Net
Exploratory Wells
Productive(1)	-	-	1.0	0.40
Dry	-	-	-	-
Total Exploratory	-	-	1.0	0.40
Development Wells
Productive(1)	1.0	0.26	-	-
Dry	-	-		-
Total Development	1.0	0.26	-	-
Total Wells
Productive(1)	1.0	0.26	1.0	0.40
Dry	-	-	-	-
Total	1.0	0.26	1.0	0.40

Note:

1. Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.

PRODUCTION INFORMATION

We had no oil and gas production prior to the fiscal year ended February 29, 2009.

Net Production, Average Sales Price And Average Production Costs

The table below sets forth the net quantities of gas production (net of all royalties, overriding royalties and production due to others) attributable to us for fiscal years ended February 28, 2010 and 2009, and the average sales prices, average costs per unit of production.
East Holly Field (Haynesville Shale), De Soto Parish, Louisiana	Year Ended February 28,
	2010	2009
Net Production:
Natural Gas (Mcf)	675,871	131,442
Natural Gas Equivalent (Mcf)	-	-
Average Daily Production (Mcf)	1,851	4,240
Average Sales Price Per Unit
Natural Gas (per Mcf)	$3.56	$3.93
Natural Gas Equivalent (per Mcf)	-	-
Average Cost per Mcf
Production
Direct lifting costs	$0.146	$0.044
Workover and other	-	-
Taxes other than income	0.29	0.29
Gathering transportation and other	0.549	0.804

Productive Wells as of Fiscal Year End

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of February 28, 2010 and 2009. Shut-in wells currently not capable of production are excluded from producing well information.

	Year Ended February 28,
	2010(1)		2009
	Gross(2)	Net(3)	Gross(2)	Net(3)
Oil	-	-	-	-
Natural Gas	2	0.33	1	0.40
Total	2	0.33	1	0.40

Notes:

1. On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases, for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field.

2. A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

3. Net wells represent our working interest share of each well. The term "net" as used in "net production" throughout this document refers to amounts that include only acreage or production that we own and produce to our interest, less royalties and production due to others.

SUMMARY OF DEVELOPED AND UNDEVELOPED ACREAGE INTERESTS

We own interests in developed and undeveloped oil and natural gas acreage in Louisiana and Mississippi. Our ownership interests take the form of working interests in oil and natural gas leases that have varying terms. The following table presents a summary of our acreage interests as of February 28, 2010:

Prospect	Developed Acreage(1)		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Louisiana
East Holly - Haynesville(2)	640	256	2,055	822	2,640	1,078
East Holly - Cotton Valley	-	-	2,695	2,021	2,695	2,021
Mississippi
Buena Vista - Haynesville/Bossier	-	-	11,839	8,761	11,839	8,761

Notes:

1. Consists of acres spaced or assignable to productive wells.

2. On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases, for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field.

We have no gas delivery commitments.

As of our fiscal year ended February 28, 2010, we hade no proved undeveloped reserves ("PUD").

The estimates of quantities of proved reserves above were made in accordance with the definitions contained in SEC Release No. 33-8995, Modernization of Oil and Gas Reporting.

We account for our oil and natural gas producing activities using the full cost method of accounting in accordance with SEC regulations. Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of evaluated oil and natural gas properties are subject to a quarterly full cost ceiling test.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization.

	Year Ended February 28,
	2010	2009	2008
	(in thousands)
Evaluated oil and natural gas properties	$7,916	$787	$-
Unevaluated oil and natural gas properties	3,534	-	-
	11,450	787	-
Accumulated depletion, depreciation and amortization	(1,147)	(12)	-
	$10,303	$775	$-
			-

Competition

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labour and materials required to operate properties. Most of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and/or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

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

Federal Regulation Of Natural Gas

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980's, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminate or substantially reduce the interstate pipelines' traditional role as wholesalers of natural gas in favour of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL") and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighbouring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as a hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

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

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for wilful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force to discontinue certain operations altogether.

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

We are an exploration stage oil and gas company with a history of operating losses. We expect to continue to incur losses in the foreseeable future, and may never be profitable. Although our Company has realized revenues, as of February 28, 2010, we have an accumulated deficit during the exploration stage of $17,948,946. Further, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases on April 22, 2010, with an effective date of January 1, 2010, and we no longer have interests in any producing oil and gas properties. Accordingly, we do not expect positive cash flow from operations in the foreseeable future.

Our Company's continuation as a going concern is dependent upon our ability to fund ongoing operations, carry out our business plan, and ultimately to attain profitable operations, all of which is uncertain.

Our Company's continuation as a going concern is dependent upon our ability to fund ongoing operations, carry out our business plan and ultimately to attain profitable operations, all of which is uncertain. Our audited financial statements for the year ended February 28, 2010 contain additional note disclosures to this effect, and the audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition, the report of our Company's independent registered accounting firm accompanying our audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We will need to raise additional financing to complete further exploration activities.

We sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010. We initially intended to apply the net proceeds to: (a) provide initial funding for the drilling of up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect in 2010; (b) fund the drilling of the Burkley-Phillips No. 1 well on the Buena Vista prospect in Mississippi; and (c) to retire our debt to Guggenheim. Additional funding will be required to complete our 2010-2011 operations program. We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells.

Furthermore, if the results of our initial exploratory drilling activities on the East Holly Prospect and/or the Buena Vista Prospect justify further work on the properties, we will require significant additional financing in order to continue our exploration activities and, if warranted, to undertake any development activities. Our exploration and development of, and participation in, what could evolve into an increasing number of oil and gas prospects may require substantial capital expenditures.

There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of our oil and gas properties, and the development of our business, will depend upon our ability to establish the commercial viability of our oil and gas properties, to develop cash flow from operations, and ultimately to achieve profitability, none of which can be assured.

We believe that debt financing will not be available to us, and that we will have to continue to rely on equity financing, the availability of which cannot be assured or, if available, may result in substantial dilution to our existing stockholders. Alternatively, we may be required to finance additional exploration work and, if merited, future development work on our oil and gas properties by offering interests in such properties to one or more third parties, on an earn-in basis.

We presently believe that debt financing (including project financing) will not be available to us as all of our properties are in the early exploration stage. Accordingly, we will have to continue to rely on equity financing, the availability of which cannot be assured or, if available, may result in substantial dilution to our existing stockholders. If equity financing is not available on terms that are satisfactory to us, we may be required to finance additional exploration work and, if merited, future development work on our oil and gas properties by offering interests in such properties to one or more third parties, on an earn-in basis.

If we are unable to obtain additional financing when it is required, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and gas properties. Further, if we are able to establish that development of our oil and gas properties is commercially viable, our inability to raise additional financing at that stage would result in our inability to place our oil and gas properties into production and recover our investment.

Exploration expenditures are difficult to predict, and there is no assurance that our actual cash requirements will not exceed our estimates.

There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) drilling and completion costs for the three wells that we are planning to drill in the Hosston/Cotton Valley formations of the East Holly Prospect and the Burkley-Phillips No. 1 well on the Buena Vista Prospect increase beyond our expectations; or (ii) we encounter greater costs associated with general and administrative expenses or securities offering costs.

As our oil and gas properties do not contain any reserves, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our existing properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration program that we carry out will establish reserves. There is a substantial risk that our exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that our property contains commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded establishing that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that any of our oil and gas properties can be commercially developed.

Our exploration and development activities on our oil and gas properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and natural gas on our properties that can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labour. The success of oil and gas exploration is determined in part by the following factors:

  identification of potential oil and natural gas reserves based on superficial analysis;

  availability of government-granted exploration permits;

  the quality of management and geological and technical expertise; and

  the capital available for exploration.

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

Although extensive historic and proprietary data from a previous well drilled on the Buena Vista, combined with petrochemical analysis reviewed by our Company's land and geological teams have provided the basis for drilling the Burkley-Phillips No. 1 well to the deeper Haynesville formation, it will be the only well drilled in the Buena Vista area testing the Haynesville shale formation since shale gas has emerged as a major production resource. Similarly, although four recent wells drilled by the original operator through the Hosston and Cotton Valley zones to the Haynesville formation on the East Holly Prospect calculate as productive, the three wells that we are planning to drill in the Hosston and Cotton Valley formations are exploratory in nature and intended to evaluate the shale gas production value of these formations.

There can be no assurance that our current drilling activities will be successful, and we may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

Shale gas production is subject to certain risks that our production initiatives may not be able to cope with.

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

Initially, our activities were limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of mineral properties. Subsequently, we changed our business strategy from mineral exploration to oil and gas exploration. As a result, there is limited information regarding our oil and gas property related production potential or revenue generation potential.

The business of oil and gas exploration and development is subject to many risks and if oil and natural gas is found in economic production quantities, the potential profitability of future possible oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and natural gas properties if economic quantities are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labour disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

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

World prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. The potential profitability of oil and gas properties is dependent on these and other factors beyond our control. These factors may materially affect our financial performance if we are successful in our exploration activities and ultimately place any oil or gas wells into production, and, in the near term, may impact on our ability to raise financing for our exploration activities.

Production of oil and gas resources, if found, are dependent on numerous operational uncertainties specific to the area of the resource that affects its profitability.

If we are successful in our exploration activities and ultimately place any oil or gas wells into production, the production area specifics will affect profitability. Adverse weather conditions can hinder drilling operations and ongoing production work. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production and treatments on other wells in the area can have either a positive or negative effect on our production and wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The content of hydrocarbons is subject to change over the life of producing wells. The marketability of oil and gas from any specific reserve which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines, availability of room in the pipelines to accommodate additional production, processing and production equipment operating costs and equipment efficiency, market fluctuations of prices and oil and gas marketing relationships, local and state taxes, mineral owner and other royalties, land tenure, lease bonus costs and lease damage costs, allowable production, and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

If production results from operations, we will be dependent upon transportation and storage services provided by third parties.

If we are successful in our exploration activities and ultimately place any oil or gas wells into production, we will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

Our results of operations will be dependent upon market prices for oil and gas, which fluctuate widely and are beyond our control.

If we are successful in our exploration activities and ultimately place any oil or gas wells into production, the production area specifics will affect profitability, our revenue, profitability, and cash flow will depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) domestic and foreign governmental regulations; (iii) the price and availability of alternative fuels; (iv) technical advances affecting energy consumption; (v) proximity and capacity of oil and gas pipelines and other transportation facilities; (vi) political conditions in natural gas and oil producing regions; (vii) the domestic and foreign supply of natural gas and oil; (viii) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; (ix) the price of foreign imports; and (x) overall domestic and global economic conditions.

The availability of a ready market for our oil and gas, if any, will depend upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

The oil and gas industry in which we operate involved many industry related operating and implementation risks that can cause substantial losses, including, but not limited to, unproductive wells, natural disasters, facility and equipment problems and environmental hazards.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or cancelled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

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

In general, our exploration activities are, and any future production activities will be, subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

We do not insure against all risks, and we may be unable to obtain or maintain insurance to cover the risks associated with our operations at economically feasible premiums. Losses from an uninsured event may cause us to incur significant costs that could have a material adverse effect upon our financial condition.

Our insurance will not cover all the potential risks associated with the operations of a exploration stage oil and gas company. We may also be unable to obtain or maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against risks such as environmental pollution or other hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards for which insurance may not be available or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and results of operations.

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

Our officers and directors serve only part time and are subject to conflicts of interest. Each devotes part of his working time to other business endeavours, including consulting relationships with other entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors will be subject to conflicts of interest. Currently, we have a policy in place to address such conflicts of interest.

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

Item 1B.          Unresolved Staff Comments

The Company received a comment letter from the SEC, dated April 15, 2010, providing comments to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the Company's fiscal year ended February 28, 2009, as filed with the SEC on March 16, 2010. The Company is in the process of providing responses to such comments and anticipates that such comments will be resolved in the near future.

Item 2.             Properties

We lease our principal office space located at 21 Waterway Avenue, Suite 300, The Woodlands, Texas 77380., at a rental cost of approximately $4,200 monthly. The lease may be cancelled at any time with a thirty day notice.

The oil and gas properties in which we have an interest are described above under "Item 1. Business".

Item 3.             Legal Proceedings

Except as disclosed below, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

During August 2009, we were included in a third party lawsuit filed by Abigail Investments LLC against David Urquhart, a former director of our Company, in the United States District Court for the State of Nevada, Case No. 09-CV-1174. The lawsuit includes a counter-claim by David Urquhart and his personal holding company, Westhampton, Ltd., (together "Urquhart") against the Company and others. The Company's management is of the view that Urquhart has made certain allegations against it including, but not limited to, neglect in the issuance of shares of common stock and granting of stock options. On April 15, 2010 the Company's litigation attorney together with other defendant's litigation attorneys made applications to dismiss the claims of Urquhart. In granting in part and denying in part the various motions to dismiss, Mahan J., held that among other things Urquhart's claims against non-resident defendants by counterclaim should be dismissed, since Urquhart had failed to plead facts sufficient to establish that the court had specific or general jurisdiction over them. The court granted Company's application to dismiss Urquhart's claims for fraud, conspiracy and aiding and abetting, for lack of sufficient particularity. The remainder of the Company's application to dismiss was itself dismissed, but without prejudice to the Company's right to reapply in the future, preferably after completion of discovery. Urquhart's application to amend his pleadings was withdrawn, but without prejudice to his application to reapply for leave to amend. Although we refute these allegations and believe that we should not be included in this action and that the claims contained within the complaint are without merit, it is possible that we may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

A complaint was filed in the second judicial district court in Washoe County, Nevada by Avasha Group, Ltd. ("Avasha") on November 18, 2009 (such complaint as amended November 23, 2009) against the Company and certain other unnamed defendants. Avasha alleges that on or about April 21, 2008, Avasha entered into private placement subscription agreement with the Company to purchase 500,000 units from the Company (with each unit consisting of one share of the Company's common stock and one-half of one stock purchase warrant, together, the "Securities") for a total purchase price of $500,000. Avasha alleges that it paid such purchase price to the Company but the Securities were not delivered to Avasha. Avasha alleges that it is entitled to delivery of such Securities, as adjusted to take into account subsequent stock split(s) by the Company. The Company believes that this claim is without merit and intends to vigorously defend this matter.

Item 4.              (Removed and Reserved)

Not applicable.

PART II

Item 5.             Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market For Common Equity

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "MNLU:OB" on approximately May 24, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market, adjusted to give retroactive effect to stock splits. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
February 28, 2010	$1.84	$1.02
November 30, 2009	$1.55	$0.84
August 31, 2009	$1.70	$1.15
May 31, 2009	$2.13	$1.00
February 28, 2009	$2.90	$1.40
November 30, 2008	$3.15	$1.75
August 31, 2008	$3.68	$1.91
May 31, 2008	$2.00	$0.58

As of May 28, 2010, we had 27 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Dividend Policy

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

Forward Stock Splits

March 2008 Forward Stock Split

On February 25, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a twenty for one (20:1) forward stock split. This forward split was effectuated on March 11, 2008 upon filing the appropriate documentation with NASDAQ. This forward split increased the issued and outstanding shares of common stock from 1,120,500 to 22,410,000 shares of common stock. Pursuant to Nevada corporate law, at the time of the forward split of our issued and outstanding stock, our authorized share capital was also increased on a 20:1 basis from 10,000,000 shares of common stock to 200,000,000 shares of common stock, with a par value remaining unchanged at $0.0001 per share.

May 2008 Forward Stock Split

On May 12, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a one-and-one-half for one (1.5:1) forward stock split. This forward split was effectuated on May 29, 2008 upon filing the appropriate documentation with NASDAQ. This forward split increased our issued and outstanding shares of common stock from 26,410,000 to 39,615,000 shares of common stock. At the time the Company effected this forward split, due to an administrative oversight, a Certificate of Change to effect a simultaneous 1.5:1 increase of the Company's authorized common stock was not filed with the Nevada Secretary of State. The Company has rectified this administrative oversight by filing a Certificate of Change with the Nevada Secretary of State to effect, as of May 26, 2010, the 1.5:1 increase of the Company's authorized common stock.

July Forward Stock Split

On June 12, 2009, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a two for one (2:1) forward stock split. This forward split was effectuated on July 13, 2009 upon filing the appropriate documentation with NASDAQ. This forward split increased the issued and outstanding shares of common stock from 40,484,751 to 80,969,502 shares of common stock. Pursuant to Nevada corporate law, at the time of the forward split of our issued and outstanding stock, our authorized share capital was also increased on a 2:1 basis.

As a result of these forward splits and increases of our authorized share capital, as of the date of this Annual Report, our authorized share capital it 600,000,000 shares of common stock, with a par value of $0.0001 per share.

Securities Authorized For Issuance Under Compensation Plans

We have one equity compensation plan, the Mainland Resources Inc. 2008 Stock Option Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of February 28, 2010:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Aver age Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Column (A)) (C)
Equity Compensation Plans Approved by Securityholders:	-0-	-0-
Equity Compensation Plans Not Approved by Securityholders:
2008 Stock Option Plan	7,000,000	1.19	5,000,000
Total:	7,000,000	1.19	5,000,000

2008 Stock Option Plan

On April 7, 2008, our Board of Directors ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 4,400,000 options to acquire common shares with terms of up to 10 years. Subsequently, our Board of Directors ratified, approved and amended the Stock Option Plan increasing the allowable grant as follows: to 7,600,000 options effective July 9, 2008, to 12,000,000 options effective September 22, 2009 and to 15,000,000 options effective March 22, 2010.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2008 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in instalments or by vesting only. At the time a Stock Option is granted under the 2008 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

Comparative Stock Performance

Our shares of common stock were first quoted on the OTC Bulletin Board on May 24, 2006; however, no trades occurred until March 12, 2008. The graph below compares the cumulative total stockholder return on our common stock for the period from March 12, 2008 to February 28, 2009 and for the year ended February 28, 2010, with the cumulative total return of the S&P 500 and the cumulative total return of the S&P Small Cap 600 over the same periods (assuming an investment of $100 in our common stock, the S&P 500 and the S&P Small Cap 600 on March 12, 2008, and the reinvestment of all dividends, if any). The cumulative returns of the S&P 500 and the S&P Small Cap 600 from March 12, 2008 through February 28, 2010 were closely aligned, which is why the lines tracking the their performance in the chart below are closely correlated.

Recent Sales Of Unregistered Securities

As of the date of this Annual Report and during fiscal year ended February 28, 2010, to provide capital, we issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Effective on March 17, 2009, we issued 5,000 shares of our restricted common stock at a deemed per share price of $1.78 per share in accordance with the terms and provisions of a consulting services agreement. The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act.

Effective on June 15, 2009, we issued 5,000 shares of our restricted common stock at a deemed per share price of $1.45 per share in accordance with the terms and provisions of a consulting services agreement. The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act.

During our fiscal year ended February 28, 2010, we issued an aggregate of 1,729,500 shares upon exercise of warrants at an exercise price of $0.67 per share with net proceeds to us of $1,153,000. The shares of common stock were issued in reliance on Rule 506 and Regulation S promulgated under the Securities Act. These warrants were originally issued by us between May 1, 2008 and July 22, 2008 pursuant to a private placement of units.

Item 6.             Selected Financial Data

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended February 28, 2010 and February 28, 2009 and the selected balance sheet data as of February 28, 2010 and February 28, 2009 are derived from our audited financial statements which are included elsewhere herein.

	Year Ended February 28,	Year Ended February 28,	Inception (May 12, 2006) to February 28,
	2010	2009	2010
	(Audited)	(Audited)	(Audited)

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting Fees	$ 311,334	$ 595,374	$ 906,708
Management and rent fees - related party	250,164	126,400	390,984
Marketing expenses	560,025	921,107	1,481,132
Office and general	123,101	82,798	265,148
Professional fees	490,858	243,710	802,168
Salary expense	1,148,000	12,002,685	13,150,685

	2,883,482	13,972,074	16,996,825

NET OPERATING LOSS	(2,883,482)	(13,972,074)	(16,996,825)

OTHER ITEMS
Interest income	1,070	7,399	8,469
Gain on settlement of debt	-	33,239	33,239
Loss on abandonment on option deposit	(1,300,000)	-	(1,300,000)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(4,182,412)	(13,931,436)	(18,255,117)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(34,575)	355,256	306,171

NET LOSS	(4,216,987)	(13,576,180)	(17,948,946)

Foreign currency translation adjustment	-	422	-

COMPREHENSIVE LOSS	$ (4,216,987)	$ (13,575,758)	$ (17,948,946)

BASIC LOSS PER COMMON SHARE:
From continuing operations	$ (0.05)	$ (0.18)
From discontinued operations	(0.00)	0.00

	$ (0.05)	$ (0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	80,569,066	77,055,822

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

We are an exploration stage company and have generated limited revenue to date. The table set forth in Item 6 above presents selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results Of Operation

Fiscal Year Ended February 28, 2010 Compared To Fiscal Year Ended February 28, 2009.

We did not generate any revenue during our fiscal year ended February 28, 2010 or our fiscal year ended February 28, 2009.

During our fiscal year ended February 28, 2010, we incurred general and administrative expenses of $2,883,482 compared to $13,972,074 incurred during our fiscal year ended February 28, 2009. These general and administrative expenses included the following:

  consulting fees of $311,334 during our fiscal year ended February 28, 2010 (2009 - $595,374), which decreased in 2010 due to higher services required in 2009 during preparation for our drilling program;

  management and rent fees of $250,164 during our fiscal year ended February 28, 2010 (2009 - $126,400), which increased in 2010 due to our expanded program in Mississippi;

  marketing expenses of $560,025 during our fiscal year ended February 28, 2010 (2009 - $921,107), which decreased in 2010 due to our greater emphasis on asset divestiture and building acreage position in Mississippi;

  office and general expenses of $123,101 during our fiscal year ended February 28, 2010 (2009 - $82,798), which increased in 2010 due to our expanded program in Mississippi;

  professional fees of $490,858 during our fiscal year ended February 28, 2010 (2009 - $243,710), which increased in 2010 due to our expanded program in Mississippi, asset divestiture, setting up mezzanine financing program and the proposed merger with American Exploration;

  salary expenses of $1,148,000 during our fiscal year ended February 28, 2010 (2009 - $12,002,685), which decreased in 2010 due to lower stock option grants in 2010 versus 2009.

Our general and administrative expenses incurred during our fiscal year ended February 28, 2010 compared to our fiscal year ended February 28, 2009 decreased primarily due to a decrease in salary expenses from $12,002,685 in 2009 to $1,148,000 in 2010. Our salary expenses were considerably higher in 2009 due to the valuation of stock based compensation consisting of the grant of 4,000,000 stock options during 2009, based on an expected volatility of 260%. We arrived at the 260% volatility by a comparison of other small oil and gas reporting companies regarding valuation of stock options since we have a lack of liquidity and trading history for our shares of common stock. We thus determined that the 260% volatility was appropriate for calculation of the employee stock option compensation using the Black-Sholes method.

As a result, our net operating loss during our fiscal year ended February 28, 2010 was $2,883,482 compared to a net operating loss of $13,972,074 during our fiscal year ended February 28, 2009.

During our fiscal year ended February 28, 2010, we recorded other income in the amount of $1,070, consisting of interest income (2009 - $40,638, consisting of $7,399 in interest income and a $33,239 gain on the settlement of debt). During our fiscal year ended February 28, 2010, we recorded a $1,300,000 loss on the abandonment of an option deposit (2009 - $Nil). In addition, during our fiscal year ended February 28, 2010, we recorded a $34,575 loss from discontinued operations (2009 - $355,256 income from discontinued operations). As a result, our net loss for our fiscal year ended February 28, 2010 was $4,216,987 (2009 - $13,576,180). We had no foreign currency translation adjustment in 2010 (2009 - $422), as result of which our comprehensive loss for fiscal year ended February 28, 2010 was $4,216,987, compared to a comprehensive loss of $13,575,758 during fiscal year ended February 28, 2009.

Liquidity And Capital Resources

As at February 28, 2010, our current assets were $642,042 (2009 - $1,623,321) and our current liabilities were $711,044 (2009 - $70,230), which resulted in a working capital deficit of $69,002 (2009 - working capital surplus of $1,553,091). As at February 28, 2010, our current assets were comprised of $610,124 in cash and $31,918 in prepaid expenses. As at February 28, 2010, current liabilities were comprised of accounts payable and accrued liabilities.

As at February 28, 2010, our total assets were $12,348,940 (2009 - $2,398,332), comprised of: (i) current assets in the amount of $642,042 (2009 - $1,623,321), (ii) oil and gas properties, net of accumulated depletion, in the amount of $3,534,436 (2009 - $775,011), and (iii) $8,172,462 in assets held for sale (2009 - $Nil).

As at February 28, 2010, we had $711,044 in current liabilities (2009 - $70,230) and $11,209,656 in liabilities held for sale (2009 - $Nil).

Stockholders' equity decreased from $2,398,102 as at February 28, 2009 to $428,240 as at February 28, 2010.

Cash Flows From Operating Activities

For our fiscal year ended February 28, 2010, net cash from operating activities was $2,919,284. Our net loss from continuing operations was ($4,182,412). Net cash flows used in operating activities was adjusted by $1,300,000 in non-cash mineral property losses, $1,148,000 in stock-based compensation and $16,125 in non-cash consulting fees. Net cash flows related to operating activities was further changed by ($31,918) in changes to prepaid expenses and $640,814 in changes to accounts payable and accrued liabilities. As a result, net cash used in continuing operations was ($1,109,391), which was offset by cash from discontinued operations of $4,028,675.

For our fiscal year ended February 28, 2009, net cash used in operating activities was ($2,649,341). Our net loss from continuing operations was ($13,931,436). Net cash flows used in operating activities was adjusted by ($33,239) in non-cash mineral property recoveries and $12,002,685 in stock-based compensation. Net cash flows related to operating activities was further changed by ($6,138) in changed to related party accounts payable and $32,111 in changes to accounts payable and accrued liabilities. As a result, net cash used in continuing operations was ($1,936,017), which was further adjusted by ($713,324) in net cash used in discontinued operations.

Cash Flows From Investing Activities

For our fiscal year ended February 28, 2010, net cash flows used in investing activities was ($3,612,436), consisting of investment in oil and gas property of ($3,412,436) and deposit on properties of ($200,000).

For our fiscal year ended February 28, 2009, net cash flows used in investing activities was ($1,170,300), consisting of investment in oil and gas property of ($70,300) and deposit on properties of ($1,100,000).

Cash Flows From Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.

For our fiscal year ended February 28, 2010, net cash provided by financing activities was $1,153,000 compared to $3,950,000 for our fiscal year ended February 28, 2009. Cash flows provided by financing activities in 2010 consisted of proceeds from the exercise of warrants, while cash flows provided by financing activities in 2009 consisted of proceeds on the sale of common stock.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Plan Of Operation And Funding

As indicated above, as of February 28, 2010, we had current assets of $642,042 and current liabilities of $711,044, resulting in a working capital deficit of $69,002. Subsequent to our February 28, 2010 year end, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010. We intend to apply the net proceeds to: (a) provide initial funding for the drilling of up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect in 2010; (b) fund the drilling of the Burkley-Phillips No. 1 well on the Buena Vista prospect in Mississippi; and (c) to retire our debt to Guggenheim. Additional funding will be required to complete our 2010-2011 operations program and to complete the merger with American Exploration. We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of February 28, 2010, Guggenheim held a promissory note totalling $10,277,485 payable by us. As a result of our sale of our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, we retired this debt to Guggenheim.

As described above under Item 1 of this Annual Report, our Company has entered into a joint area development agreement with American Exploration to jointly develop contiguous acreage comprising the Buena Vista Prospect. As operator on the Buena Vista Prospect, we recently issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well to be drilled on the Prospect. We intend to drill the well to a depth sufficient to evaluate the Haynesville Shale formation, currently expected to total 22,000 feet. The AFE estimates the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately US$13,550,000. Drilling is expected to commence in the latter part of the second quarter of 2010.

American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration has forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in favor of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of our letter agreement and related joint operating agreement with American Exploration).

We were previously required to pay 72% of the total cost to drill and complete the Burkley-Phillips No. 1 Well, for a 45.9% working interest. Due to American Exploration's inability to make its contribution in response to the cash call, we will now pay 90% of the total cost of the well to earn a 72% interest, and Guggenheim Energy Opportunities, LLC ("Guggenheim") will pay 10% of the total cost to earn an 8% interest.

Other than our debt outstanding to Guggenheim as of February 28, 2010 (subsequently retired) and our obligations under our joint operating agreement with American Exploration as described immediately above and under Item 1, we did not have any material commitments for capital expenditures as of February 28, 2010.

Tabular Disclosure of Contractual Obligations

The following table provides information regarding our known contractual oblations as of February 28, 2010:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	Nil	Nil	Nil	Nil	Nil
Capital lease obligations	Nil	Nil	Nil	Nil	Nil
Operating lease obligations	Nil	Nil	Nil	Nil	Nil
Purchase obligations	Nil	Nil	Nil	Nil	Nil
Other long-term liabilities reflected on balance sheet under GAAP	Nil	Nil	Nil	Nil	Nil

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our February 28, 2010 and February 28, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860-10, "Transfers and Servicing", FASB ASC 860-10 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on its financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 810-10, "Consolidation", which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on its financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 105-10, "Generally Accepted Accounting Principles replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10 and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, "Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value". The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company's financial position, cash flows or results of operations.

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, "Fair Value Measurements and Disclosures" (Topic 820): Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, "Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, "Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary". This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial position, cash flows and results of operations.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

We are subject to risks related to foreign currency exchange rate fluctuations. However, they have not had a material impact on our results of operations to date.

Our functional currency is the United States dollar. However, a portion of our business is transacted in other currencies (the Canadian dollar). As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

Item 8.             Financial Statements And Supplemental Data

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm (ICOFR).

Balance Sheets as at February 28, 2010 and February 28, 2009.

Statements of Operations for Fiscal Years Ended February 28, 2010 and February 28, 2009 and from Inception (May 12, 2006) to February 28, 2010.

Statement of Stockholders' Equity for the Period from Inception (May 12, 2006) to February 28, 2010.

Statements of Cash Flows for the Fiscal Years Ended February 28, 2010 And February 28, 2009 and from Inception (May 12, 2006) to February 28, 2010.

Notes to Financial Statements.

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Mainland Resources, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Mainland Resources, Inc. (An Exploration Stage Company) as of February 28, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and from inception (May 12, 2006) to February 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mainland Resources, Inc. as of February 28, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from inception (May 12, 2006) to February 28, 2010, in conformity with accounting principles generally accepted in the United States.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mainland Resources, Inc.'s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2010 expressed an unqualified opinion thereon.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
May 27, 2010

2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 563-1600  •   Facsimile (702) 920-8049

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm (ICOFR)

To The Board of Directors and Stockholders
Mainland Resources, Inc.
Las Vegas, Nevada

We have audited Mainland Resources, Inc.'s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mainland Resources, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is contained in Part I, Item 9A of this Annual Report on Form 10-K under the heading "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Mainland Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of February 28, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and from inception (May 12, 2006) to February 28, 2010, of Mainland Resources, Inc. and our report dated May 27, 2010 expressed an unqualified opinion thereon.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
May 27, 2010

2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 563-1600  •   Facsimile (702) 920-8049

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Audited)
	February 28, 2010	February 28, 2009

	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 610,124	$ 150,276
Accounts Receivable	-	373,045
Prepaid expenses	31,918	-
Deposit on properties (Note 3)	-	1,100,000

Total current assets	642,042	1,623,321

OIL AND GAS PROPERTIES, (Note 3)
Proved, net of accumulated depletion $Nil (2009 - 12,000)	-	775,011
Unproved	3,534,436	-

Total Oil and Gas Properties	3,534,436	775,011

ASSETS HELD FOR SALE (Notes 3 and 9)	8,172,462	-

TOTAL ASSETS	$ 12,348,940	$ 2,398,332

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 711,044	$ 70,230

TOTAL CURRENT LIABILITIES	711,044	70,230

LIABILITIES HELD FOR SALE (Notes 3, 5 and 9)	11,209,656	-

CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Note 6)
Common stock, 400,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 80,969,502 common shares	8,097	7,923
(February 28, 2009 - 79,230,000)
Additional paid-in-capital	18,369,089	16,052,138
Deficit accumulated during exploration stage	(17,948,946)	(13,731,959)

TOTAL STOCKHOLDERS' EQUITY	428,240	2,328,102

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 12,348,940	$ 2,398,332

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended February 28,	Year Ended February 28,	Inception (May 12, 2006) to February 28,
	2010	2009	2010

	(Audited)	(Audited)	(Audited)

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting Fees	$ 311,334	$ 595,374	$ 906,708
Management and rent fees - related party (Note 8)	250,164	126,400	390,984
Marketing expenses	560,025	921,107	1,481,132
Office and general	123,101	82,798	265,148
Professional fees	490,858	243,710	802,168
Salary expense (Note 7)	1,148,000	12,002,685	13,150,685

	2,883,482	13,972,074	16,996,825

NET OPERATING LOSS	(2,883,482)	(13,972,074)	(16,996,825)

OTHER ITEMS
Interest income	1,070	7,399	8,469
Gain on settlement of debt	-	33,239	33,239
Loss on abandonment on option deposit (Note 3)	(1,300,000)	-	(1,300,000)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(4,182,412)	(13,931,436)	(18,255,117)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 9)	(34,575)	355,256	306,171

NET LOSS	(4,216,987)	(13,576,180)	(17,948,946)

Foreign currency translation adjustment	-	422	-

COMPREHENSIVE LOSS	$ (4,216,987)	$ (13,575,758)	$ (17,948,946)

BASIC LOSS PER COMMON SHARE:
From continuing operations	$ (0.05)	$ (0.18)
From discontinued operations	(0.00)	0.00

	$ (0.05)	$ (0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	80,569,066	77,055,822

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MAY 12, 2006 (INCEPTION) TO FEBRUARY 28, 2010
(Audited)
	Common Stock			Deficit accumulated	Other Accumulated
	Number of Shares	Amount	Additional Paid in Capital	during exploration stage	Compre-hensive Income	Stockholders' Equity

Balance, May 12, 2006	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.0000143 per share - June 15, 2006	12,000,000	1,200	(1,028)	-	-	172
Common stock issued for mineral properties at $0.000715 per share - July 15, 2006	6,210,000	621	3,819	-	-	4,440
Common stock issued for cash at $0.000715 per share - October 6, 2006	25,020,000	2,502	15,390	-	-	17,892
Donated Services and rent	-	-	5,793	-	-	5,793
Foreign currency translation adjustment	-	-	-	-	195	195
Net loss for the year	-	-	-	(11,256)	-	(11,256)

Balance, February 28, 2007	43,230,000	4,323	23,974	(11,256)	195	17,236
Common stock issued for cash at $0.00085 per share - October 15, 2007	24,000,000	2,400	18,052	-	-	20,452
Donated services and rent	-	-	8,627	-	-	8,627
Foreign currency translation adjustment	-	-	-	-	(617)	(617)
Net loss for the year	-	-	-	(144,523)	-	(144,523)

Balance, February 29, 2008	67,230,000	6,723	50,653	(155,779)	(422)	(98,825)
Common stock issued for cash at $0.33 per share - May 1, 2008 to July 22, 2008	12,000,002	1,200	3,998,800	-	-	4,000,000
Foreign currency translation adjustment	-	-	-	-	422	422
Stock based compensation	-	-	12,002,685	-	-	12,002,685
Net loss for the year	-	-	-	(13,576,180)	-	(13,576,180)

Balance, February 28, 2009	79,230,002	7,923	16,052,138	(13,731,959)	-	2,328,102
Common stock issued for consulting agreement at $1.78 per share - March 17, 2009	5,000	1	8,874	-	-	8,875
Common stock issued exercise of warrants at $0.67 per share - April 30 - June 1, 2009	1,729,500	172	1,152,828	-	-	1,153,000
Commons stock issued for consulting agreement at $1.45 per share - June 1, 2009	5,000	1	7,249	-	-	7,250
Stock based compensation	-	-	1,148,000	-	-	1,148,000
Net loss for the year	-	-	-	(4,216,987)	-	(4,216,987)

Balance, February 28, 2010	80,969,502	$ 8,097	$ 18,369,089	$ (17,948,946)	$ -	$ 428,240

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended February 28,	Year Ended February 28,	Inception (May 12, 2006) to February 28,
	2010	2009	2010

	(Audited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (4,182,412)	$ (13,931,436)	$ (18,255,117)
Adjustments to reconcile net loss to net cash used in operating activities:
- Non-cash mineral property losses (recoveries)	1,300,000	(33,239)	1,271,201
- Stock-based compensation (Note 7)	1,148,000	12,002,685	13,150,685
- Non-cash consulting fees (Note 6)	16,125	-	16,125
- Donated services and expenses	-	-	14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Prepaid expenses	(31,918)	-	(31,918)
- Accounts payable - related parties	-	(6,138)	-
- Accounts payable and accrued liabilities	640,814	32,111	711,044

NET CASH (USED IN) CONTINUING OPERATIONS	(1,109,391)	(1,936,017)	(3,123,560)
NET CASH FROM (USED IN) DISCONTINUED OPERATIONS	4,028,675	(713,324)	2,788,128

NET CASH FROM (USED IN) OPERATING ACTIVITIES	2,919,284	(2,649,341)	(335,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(3,412,436)	(70,300)	(4,199,447)
Deposit on properties	(200,000)	(1,100,000)	(1,300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,612,436)	(1,170,300)	(5,499,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	3,950,000	3,988,516
Proceeds from exercised warrants	1,153,000	-	1,153,000
Advances from related party	-	-	83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,153,000	3,950,000	5,224,755

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	422	-

INCREASE IN CASH	459,848	130,781	610,124

CASH, BEGINNING OF PERIOD	150,276	19,495	-

CASH, END OF PERIOD	$ 610,124	$ 150,276	$ 610,124

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$ 201,159	$ -	$ 201,159
Cash paid for income taxes	$ -	$ -	$ -
Common stock issued for acquisition of mineral property	$ -	$ -	$ 4,440
Common stock issued for consulting fees	$ 16,125	$ -	$ 16,125
Common stock issued for satisfaction of liability	$ -	$ 50,000	$ 50,000
Donated services and rent	$ -	$ -	$ 14,420

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mainland Resources Inc. (the "Company") is an exploration stage as defined in FASB ASC 915 "Development Stage Entities" . The Company was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008 which was completed at the end of January 2009 and commenced production from the Haynesville Shale formation. Through April 2010, the Company had five wells at various stages of drilling, completion and production in the Haynesville Shale formation. Subsequent to the period on April 22, 2010 the Company sold all its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana including the five producing wells (refer to Note 9).

Subsequent to the year end on March 22, 2010, the Company and American Exploration Corporation ("AEC") entered into a definitive Merger Agreement and Plan of Merger (the "Merger Agreement") that contemplates a stock-for-stock merger to be effected under the laws of Nevada. Under the terms of the Merger Agreement, the AEC stockholders will receive one share of the Company for every four shares of AEC common stock they own. Currently, there are approximately 59,718,000 shares of AEC common stock outstanding, which would result in the issuance of approximately 14,929,500 shares of the Company's common stock to the former stockholders of AEC which would represent approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The merger is be subject to various conditions, including approval of the respective stockholders of each of the Company and AEC and completion of due diligence. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval (refer to Note 4).

Going concern

The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of February 28, 2010, the Company has an accumulated deficit during the exploration stage of $17,948,946. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing. During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during the year ended February 28, 2010, 1,729,500 warrants were exercised at $0.67 for net proceeds to the company of $1,153,000. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. Subsequent to the year end, the entire outstanding balance owed on the secured line of credit was repaid from the sale of assets (refer to Note 3 and 5).

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of February 28, 2010, there has been no asset retirement obligations recorded.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of February 28, 2010, the Company's cash and cash equivalents exceed federally insured limits.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Recent accounting pronouncement

In June 2009, the FASB issued FASB ASC 860-10, "Transfers and Servicing", FASB ASC 860-10 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on its financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 810-10, "Consolidation", which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on its financial position, cash flows or results of operations.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent accounting pronouncement (continued)

In June 2009, the FASB issued FASB ASC 105-10, "Generally Accepted Accounting Principles replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10 and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, "Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value". The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company's financial position, cash flows or results of operations.

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, "Fair Value Measurements and Disclosures" (Topic 820): Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, "Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of this statement did not have a material impact on the Company's financial position, cash flows and results of operations.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, "Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary". This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Recent accounting pronouncement (continued)

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial position, cash flows and results of operations.

NOTE 3 - OIL AND GAS PROPERTIES

East Holly Prospect

On February 27, 2008, the Company entered into an option agreement (the "Option Agreement") with Kingsley Resources, Inc. ("Kingsley"), pursuant to which the Company acquired all the right, title and interest Kingsley had in and to certain leasehold estates in the state of Louisiana ("the Leases") which were the subject of a purchase agreement dated December 11, 2007, and modified February 1, 2008 (collectively, the "Leasehold Purchase Agreement") between Kingsley and Permian Basin Acquisition Fund ("Permian"), pursuant to which Kingsley had the right to acquire the sub-surface rights provided for in the Leases. In order to complete the acquisition of the Leases the Company was required to pay $100,000 on April 2, 2008 to Kingsley and assume all of Kingsley's obligations under the Leasehold Purchase Agreement. On March 14, 2008, the Company completed the Option agreement and the Leasehold Purchase Agreement at a total cost of $687,596, which includes the $100,000 that was paid on April 2, 2008, for approximately 2,551 net acres.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Petrohawk Venture Agreement (continued)

Under the terms of the Agreement, Petrohawk agreed to pay 100% of the costs of development associated with the first well drilled below the Cotton Valley Formation, including drilling, completing and fracture stimulating, as well as costs up to and including pipeline connection. Petrohawk also agreed to pay 80% of all costs of the second well drilled on the Leases below the base of the Cotton Valley with the Company paying the remaining 20% of the costs. For the third and all subsequent wells drilled on the Leases below the base of the Cotton Valley Formation, Petrohawk will pay 60% of the drilling and completion costs and the Company will pay 40%.

The Company will transfer 60% of its De Soto Parish leases to Petrohawk at closing, but only as the Leases relate to all depths below the base of the Cotton Valley Formation, and specifically the Haynesville Shale. Petrohawk agrees to gather and market the Company's production from above the base of the Cotton Valley Formation, pursuant to a mutually acceptable agreement.

Griffiths 11- #1

The first well under the Petrohawk Agreement, the Griffiths 11- #1, began drilling in October 2008. The well commenced production at the end of January 2009. The Company owns a 40% working interest in the well.

Stevenson Douglas LLC. 16 - #1

The second well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in April 2009. The well commenced production in March, 2010. The Company owns a 19.09% working interest in the well.

Dehan 15 - #1-H

The third well under the Petrohawk Agreement, the Dehan 15 - #1-H, began drilling in May 2009. The well commenced production in August 2009. The Company owns a 25.73% working interest in the well.

International Paper 12H-1

The fourth well under the Petrohawk Agreement, the International Paper 12-#1H commenced production in April 2010. The Company owns a 20.58% working interest in the well.

Paul Little 7H-#1

The fifth well under the Petrohawk Agreement, the Paul Little 7H-#1. Drilling was completed in May 2010 and is waiting on completion. The Company owns a 20.54% working interest in the well.

Exco Operating Company, LP - Sale

Subsequent to the period on April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources, for $28,159,604 effective January 1, 2010. The Company has sold its 40% working interest in all rights deeper than the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation and includes all of the Company's producing wells as described above) in the East Holly Field. The Company continues to own a 100% interest in all rights above this depth and specifically, in the Cotton Valley, Hosston and Upper Bossier sections.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Exco Operating Company, LP - Sale (continued)

The Company intends to use the proceeds of the sale to fund the drilling of the initial well (designated as the Burkley-Phillips No. 1 Well) on its Buena Vista prospect in Jefferson County, Mississippi, as well as to commence development drilling on the Hosston/Cotton Valley formations in the East Holly Field, and to retire its debt to Guggenheim Partners LLC. (Refer to Note 9).

Mississippi Prospect

On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp ("Westrock") to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009 whereby the option period has been extended until January 20, 2010. Additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008, April 27, 2009, May 6, 2009 and June 5, 2009 for a total deposit to date of $1,300,000 (February 28, 2009 - $1,100,000). Effective February 12, 2010, based upon completion of its due diligence, the Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Option Agreement. The company and Westrock agreed that the Option Agreement would be terminated and the Company and Westrock would be released from their respective duties and obligations. The Company has forfeited its deposit of the $1,300,000 paid to Westrock which was recorded as a loss during the period.

Buena Vista -Mississippi Haynesville/Bossier Prospect

On June 22, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On September 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acres subject to the Option Agreement. The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009 the Company paid an addition $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060. During the year the Company acquired approximately an additional 861 net acres for $122,376 and subsequent to year end the Company acquired approximately an additional 8,573 net acres at a cost of $556,258. The Company's total acreage as of May 14, 2010 is approximately 17,434 net acres, with net revenue interests ranging from 71.00% to 78.34%.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Buena Vista -Mississippi Haynesville/Bossier Prospect (continued)

Effective on September 17, 2009, the Board of Directors of the Company authorized the execution of a letter agreement (the "Letter Agreement") with American Exploration Corporation, a Nevada corporation ("AEC") to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the "Joint Development Project"). In accordance with the terms and provisions of the Letter Agreement: (i) AEC agreed to commit approximately 5,000 net acres and the Company agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) the Company shall be the operator of the Joint Development Project; (iii) the Company agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and (iv)AEC agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Development Project. Also in accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project will be split on a 51% / 49% basis between the Company and AEC, respectively. The Company was required to acquire the acreage committed to the Joint Development Project from an unrelated third party on or before October 15, 2009 otherwise the Letter Agreement would terminate and would no longer be in force and effect. The Company completed the transaction as per above paragraph.

Subsequent to the year end on April 26, 2010, AEC failed to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 well on the company's Buena Vista Prospect ("Prospect") in Jefferson County, Mississippi. As a result, AEC forfeited its rights to a 29% working interest in the well and in the Prospect in favour of the Company. AEC will continue to be entitled to receive a 20% working interest in the first well and the Prospect after completion, subject to compliance by AEC with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement. Subsequent to the year end on March 22, 2010 the Company and AEC entered into a definitive Merger Agreement and Plan of Merger (refer to Note 4).

The Company's Oil and Gas properties are made up as follows:
	February 28 2010	February 29, 2009

Oil and Gas Properties:
Proved, subject to depletion	$ 3,227,866	$ 787,011
Unproved, not subject to depletion	8,223,155	-

	11,451,021	787,011
Accumulated depletion	(1,147,465)	(12,000)

Preliminary Oil and Gas Properties	10,303,556	775,011
Less: reclassified to Assets held for Sale (refer to Note 9)	(6,769,120)	-

Total Oil and Gas Properties	$ 3,534,436	$ 775,011

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, February 28, 2008	$ 9,176	$ -	$ 9,176

Incurred during the year	702,923	74,912	777,835
Reallocated to proven and subject to depletion	(712,099)	(74,912)	(787,011)

Balance, February 29, 2009	-	-	-

Incurred during the period	3,920,152	6,743,858	10,664,010
Reallocated to proven and subject to depletion	-	(2,440,855)	(2,440,855)

Preliminary unproven properties	3,920,152	4,303,003	8,223,155
Less: reclassified to Assets held for Sale (refer to Note 9)	(385,716)	(4,303,003)	(4,688,719)

Balance, February 28, 2010	$ 3,534,436	$ -	$ 3,534,436

Depletion of proved oil and gas properties during the year ended February 28, 2010 was computed on the units-of-production method based upon estimated proved reserves of 1,901 MMCF, reserves produced during the period of 675,781 Mcf and net capitalized costs to be amortized totalling $3,227,866 resulting in a depletion cost of $1,135,465 for the period and total accumulated depletion costs as of February 28, 2010 of $1,147,465.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 4 - PLAN OF MERGER

Merger Agreement and Plan of Merger

Subsequent to the year end on March 22, 2010 the Company and American Exploration Corporation ("AEC") entered into a definitive Merger Agreement and Plan of Merger (the "Merger Agreement") that contemplates a stock-for-stock merger to be effected under the laws of Nevada. If the merger is completed, the Company will be the surviving corporation, and will become vested with all of American Exploration's assets and property.

Under the terms of the Merger Agreement, AEC's stockholders will receive one share of the Company for every four shares of AEC common stock they own. Currently, there are approximately 59,718,000 shares of AEC common stock outstanding, which would result in the issuance of approximately 14,929,500 shares of the Company's common stock to the former stockholders of AEC upon completion of the merger. The former AEC stockholders would then own approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The Merger also contemplates that all outstanding common stock options of AEC and all outstanding share purchase warrants of AEC will be replaced with non-transferable stock options non-transferable common stock purchase warrants of the Company under similar terms and conditions as the original AEC options and share purchase warrants. The number of replacement options and warrants issuable will be determined with reference to the above four to one share exchange ratio. The replacement options will be exercisable at a price of $1.50 per share. The Merger Agreement provides that not more that 15,000,000 shares of the Company's common stock shall be issued in exchange for shares of AEC.

The merger is subject to various conditions, including approval of the respective stockholders of each of AEC and the Company, completion of fairness opinions by both parties and completion by each party to its satisfaction, due diligence investigation of the other party's business and affairs to determine the feasibility, economic or otherwise. Both parties have obtained their respective fairness opinions. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval.

NOTE 5 - PROMISSORY NOTE

Effective July 21, 2009, the Board of Directors of the Company authorized the execution of a $3,500,000 senior secured bridge loan with Guggenheim Corporate Funding LLC ("Guggenheim") (the "Loan Agreement"). The Company closed the Loan Agreement effective August 10, 2009 with a maturity date of December 1, 2009. In connection with the bridge loan, $2,000,000 was advanced to the Company with the remaining $1,500,000 to be advanced after certain conditions were met. The term financing also proposes non-binding conditions for a $10,000,000 senior secured advancing line of credit to be negotiated between the Company and Guggenheim. On October 16, 2009, the Board of Directors of the Company authorized the execution of a senior secured advancing line of credit agreement with a maturity date of October 16, 2011 (the "Line of Credit Agreement"). The Line of Credit Agreement represents a $40,000,000 line of credit facility with Guggenheim and certain other lenders. The advances have been used to retire the $2,000,000 outstanding on the $3,500,000 senior secured bridge loan indicated above and to fund well drilling and completion costs and property acquisition costs.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 5 - PROMISSORY NOTE (continued)

The original bridge loan and the line of credit bear interest at the lower of 12% or bank prime rate plus 7.00% calculated and paid on a monthly basis, of which $201,159 was paid through February 28, 2010. The line of credit is secured by way of a first-priority security interest in all of the Company's assets including the Company's interest in the an area of mutual interest (" AMI") (including but not limited to all properties and leasehold within the DeSoto Acreage and the Buena Vista prospect). In addition, the Company has agreed to assign permanent overriding royalty interests ("ORRI") to Guggenheim ranging from 2.5% (proportionately reduced from the Company's working interest) on any acreage now owned or hereafter acquired within the AMI. If the Company repays the outstanding principal early, and an agreed rate of return has not been realized by Guggenheim, an additional ORRI of 5.5% will be added to the permanent ORRI until Guggenheim realizes the required rate of return, after which only the permanent ORRI will remain. Additionally, Guggenheim will participate through an associated company as a 10% working interest partner in the drilling and development of the Company's Buena Vista project in Mississippi.

The Company paid financing fees in connection with the original bridge loan of $415,600 which were being amortized over the life of the loan of which $249,277 was amortized through October 16, 2009. The then unamortized balance of $166,323 along with $1,093,617 of additional costs incurred in connection with the new line of credit will be amortized over the life of the line of credit to October 16, 2011. A total of $438,276 of this balance was amortized through February 28, 2010 leaving an unamortized balance of $1,070,941.

Subsequent to the period on April 22, 2010 the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources, for $28,159,604. The Company used part of the proceeds to retire its debt to Guggenheim and to re-acquire the overriding royalty interests granted to Guggenheim in the DeSoto Acreage. The assets and liabilities related to this disposal have been reclassified as of February 28, 2010 and include the promissory note payable to Guggenheim totalling $10,278,485 being classified as liabilities held for sale and the unamortized deferred financing costs totalling $1,070,941 being classified as assets held for sale (refer to Note 9 ).

NOTE 6 - STOCKHOLDERS' EQUITY

(a)          Share Capital

The Company's capitalization is 400,000,000 common shares with a par value of $0.0001 per share.

The directors of the Company have approved various special resolutions to undertake forward splits of the common stock of the Company as follows: 20 new shares for 1 old share which was effective March 11, 2008; 1.5 new shares for 1 old share which was effective May 29, 2008 and 2 new shares for 1 old share which was effective on July 15, 2009.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 20:1 forward stock split on March 11, 2008, the 1.5:1 forward stock split on May 29, 2008 and the 2:1 forward stock split on July 15, 2009 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 6 - STOCKHOLDERS' EQUITY, (continued)

(a)           Share Capital (continued)

Subsequent to the year end, on May 26, 2010 the Company corrected an administrative oversight regarding the Company's authorized share capital in relationship to the 1.5 for 1 forward split that was effective May 28, 2008, by filing a Certificate of Change with the Nevada Secretary of State. As a result, as of May 26, 2010, the Company's authorized share capital has been increased from 400,000,000 to 600,000,0000 shares of common stock, par value $0.0001 per share. There was no change to the Company's issued and outstanding share capital.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 6 - STOCKHOLDERS' EQUITY, (continued)

(d)           Share Purchase Warrants

On April 29, 2009, the Company extended the expiration of 6,000,000 warrants from May 1, 2009 to June 1, 2009.

During the year ended February 28, 2010, a total of 1,729,500 warrants were exercised at $0.67 per share with net proceeds of $1,153,000 to the Company and the remaining 4,270,500 warrants expired unexercised.

The Company's share purchase warrants activity for the year ended February 28, 2010 is summarized as follows:
	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 29, 2009	-	$ -	-
Issued	6,000,000	0.67	-
Expired	-	-	-
Exercised	-	-	-

Balance, February 29, 2009	6,000,000	0.67	0.17
Issued	-	-	-
Expired	(4,270,500)	0.67	-
Exercised	(1,729,500)	0.67	-

Balance, February 28, 2010	-	$ -	-

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 7 - STOCK OPTION PLAN

On April 7, 2008, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 4,400,000 options to acquire common shares with terms of up to 10 years. Subsequently, the Board of Directors of the Company ratified, approved and amended the Stock Option Plan increasing the allowable grant as follows: to 7,600,000 options effective July 9, 2008, to 12,000,000 options effective September 22, 2009 and to 15,000,000 options effective March 22, 2010. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

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
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 7 - STOCK OPTION PLAN (continued)

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

On September 22, 2009, the Company granted an aggregate of 3,000,000 stock options to the Chief Financial Officer of the Company under the 2008 Stock Option Plan, as amended, with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options vesting when the Company has successfully raised equity funding in the amount of $10,000,000 and (b) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (d) 500,000 Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. To February 28, 2010, no amounts have vested or been recorded in connection with this agreement (refer to Note 8).

On September 22, 2009, the Company granted an aggregate of 1,500,000 stock options to the President of the Company, under the 2008 Stock Option Plan, as amended, with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (c) 500,000 Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. To February 28, 2010, no amounts have vested or been recorded in connection with this agreement.

Subsequent to the year end between March 25, 2010 and April 8, 2010, the Company granted a total of 3,950,000 stock options to certain officers, directors and advisory board members of the Company at exercise prices ranging from $1.15 to $1.47 per share.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 7 - STOCK OPTION PLAN (continued)

The Company's stock option activity for the year ended February 28, 2010 is summarized as follows:
	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 29, 2009	-	$ -	-
Granted	8,000,000	1.41	-
Exercised	-	-	-
Expired / cancelled	(1,800,000)	0.59

Balance, February 28, 2009	6,200,000	1.15	9.36
Granted	800,000	1.50	-
Exercised	-	-	-
Expired / cancelled	-	-

Balance, February 28, 2010	7,000,000	$ 1.19	8.49

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid a total of $234,039 in management fees to officers and directors of the Company for the period ended February 28, 2010 (February 28, 2009 - $126,400).

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, the President/Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Newport a monthly salary of $15,000; (ii) the Company shall grant an aggregate of 1,500,000 stock options (the "Stock Options") to Mr. Newport under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (c) 500,000 Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above; and (iii) Mr. Newport shall continue to provide services to the Company in the capacity as the President/Chief Executive Officer and a director and further provide consulting advise on exploration strategies, management and operational service considerations.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

To February 28, 2010 no amounts have vested or been recorded in connection with the options granted in connection with this agreement.

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

Subsequent to the period on March 23, 2010 Mr. Witt resigned as the Chief Financial Officer/Treasure of the Company. Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt is entitled to a severance payment of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 500,000 commons stock options, exercisable for two years at an exercise price of $1.25 per share.

NOTE 9 - DISCONTINUED OPERATIONS

Exco Operating Company, LP - Sale

Subsequent to the period on April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources for $28,159,604 effective January 1, 2010. The Company has sold its 40% working interest in all rights deeper than the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation and includes all of the Company's producing wells) in the East Holly Field. The Company continues to own a 100% interest in all rights above this depth and specifically, in the Cotton Valley, Hosston and Upper Bossier sections.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 9 - DISCONTINUED OPERATIONS (continued)

As at February 28, 2010, certain assets and liabilities disposed of or discharged directly or indirectly in connection with this transaction have been classified as Assets or Liabilities Held for Sale. A summary of the items classified as Assets Held for Sale and Liabilities Held for Sale as at February 28, 2010 is as follows:

ASSETS HELD FOR SALE
Accounts receivable - production	$ 332,401
Deferred finance fees	1,070,941
Oil and Gas properties	6,769,120

TOTAL ASSETS HELD FOR SALE	$ 8,172,462

LIABILITIES HELD FOR SALE
Accounts payable - development costs	$ 108,566
Accounts payable - finance costs	822,605
Promissory note	10,278,485

TOTAL LIABILITIES HELD FOR SALE	$ 11,209,656

For all periods presented, the results of the Company represent the results related to the disposed of wells, related properties and financing activities as discontinued operations. A summary of the components of the results of discontinued operations is as follows:
	Year Ended February 28,	Year Ended February 28,	Inception (May 12, 2006) to February 28,
	2010	2009	2010

REVENUES
Oil and gas revenue	$ 2,407,600	$ 516,579	$ 2,924,179

GENERAL AND ADMINISTRATIVE EXPENSES
Operating costs and taxes	667,275	149,323	816,598
Depletion Allowance	1,135,465	12,000	1,147,465
Mineral property costs	-	-	14,510

	1,802,740	161,323	1,978,573

NET OPERATING INCOME	604,860	355,256	945,606

OTHER ITEMS
Interest expense	(201,159)	-	(201,159)
Finance costs	(438,276)	-	(438,276)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$ (34,575)	$ 355,256	$ 306,171

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 10 - INCOME TAXES

The Company has adopted the FASB ASC 740-10, "Income Taxes". As of February 28, 2010, and February 29, 2009, the Company had net operating loss carry forwards of approximately $4,779,401 and $1,710,414 respectively that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The provision for income taxes consisted of the following components for the years ended February 28, 2010 and February 29, 2009:

	2010	2009
Current:
Federal	35.0%	35.0%
State	0.0%	0.0%
Deferred:	-	-
Total income tax provision	35.0%	35.0%

Components of net deferred tax assets, including a valuation allowance, are as follows at February 28:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$ 4,779,401	$ 1,710,414

Total deferred tax assets	1,672,790	598,645
Less: Valuation Allowance	(1,672,790)	(598,645)

Net Deferred Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets as of February 28, 2010 and February 28, 2009 was $1,671,031 and $598,645, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of February 28, 2010 and February 28, 2009.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 11 - SUBSEQUENT EVENTS

Stock Option Plan

Subsequent to the year end on March 22, 2010 the Board of Directors increased the allowable number of options to be granted from 12,000,000 shares to 15,000,000 shares.

Stock Options

Subsequent to the year end between March 25, 2010 and April 8, 2010, the Company granted a total of 3,950,000 stock options to certain officers, directors and advisory committee members of the Company at exercise prices ranging from $1.15 to $1.47.

Related Parties

Subsequent to the period on March 23, 2010, Mr. Witt resigned as the Chief Financial Officer/Treasurer of the Company. Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt is entitled to a severance payment of $77,419, and in lieu of cancellation of previously awarded stock options, he has been granted 500,000 common stock options, exercisable for two years at an exercise price of $1.25 per share.

Exco Operating Company, LP - Sale

Subsequent to the period on April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources for $28,159,604 with an effective date of January 1, 2010. The Company has sold its 40% working interest in all rights deeper than the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation and includes all of the Company's producing wells) in the East Holly Field. The Company continues to own a 100% interest in all rights above this depth and specifically, in the Cotton Valley, Hosston and Upper Bossier sections.

Merger Agreement and Plan of Merger

Subsequent to the year end on March 22, 2010 the Company and American Exploration Corporation ("AEC") entered into a definitive Merger Agreement and Plan of Merger (the "Merger Agreement") that contemplates a stock-for-stock merger to be effected under the laws of Nevada. Under the terms of the Merger Agreement, the AEC stockholders will receive one share of the Company for every four shares of AEC common stock they own. Currently, there are approximately 59,718,000 shares of AEC common stock outstanding, which would result in the issuance of approximately 14,929,500 shares of the Company's common stock to the former stockholders of AEC which would represent approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The merger is be subject to various conditions, including approval of the respective stockholders of each of the Company and AEC, completion of fairness opinions for both parties and completion of due diligence. Both parties have obtained their respective fairness opinions. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval (refer to Note 4).

Share Capital

Subsequent to the year end, on May 26, 2010 the Company corrected an administrative oversight regarding the Company's authorized share capital in relationship to the 1.5 for 1 forward split that was effective May 28, 2008, by filing a Certificate of Change with the Nevada Secretary of State. As a result, as of May 26, 2010, the Company's authorized share capital has been increased from 400,000,000 to 600,000,0000 shares of common stock, par value $0.0001 per share. There was no change to the Company's issued and outstanding share capital.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 12 -CONTINGENCIES

During August 2009, the Company was included in a third party lawsuit by a former director of the Company. The former Director has made certain allegations against the Company, as specifically described in the body of the Company's August 31, 2009 and November 30, 2009 filings on Form 10-Q and February 28, 2010 10-K. Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

A complaint was filed in the second judicial district court in Washoe County, Nevada by Avasha Group, Ltd. ("Avasha") on November 18, 2009 (such complaint as amended November 23, 2009) against the Company and certain other unnamed defendants. Avasha alleges that on or about April 21, 2008, Avasha entered into private placement subscription agreement with the Company to purchase 500,000 units from the Company (with each unit consisting of one share of the Company's common stock and one-half of one stock purchase warrant, together, the "Securities") for a total purchase price of $500,000. Avasha alleges that it paid such purchase price to the Company but the Securities were not delivered to Avasha. Avasha alleges that it is entitled to delivery of such Securities, as adjusted to take into account subsequent stock split(s) by the Company. The Company believes that this claim is without merit and intends to vigorously defend this matter.

NOTE 13 -SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Natural Gas Reserves

Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made.

Estimates of proved reserves at February 28, 2010 were prepared by Ryder Scott Company, L.P., the Company's independent consulting petroleum engineers. All proved reserves are located in the United States.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 13 -SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

The following table illustrates the Company's estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Ryder Scott Company, L.P. The gas price as of February 28, 2010 is based on the 12-month unweighted average of the first of the month prices of the Henry Hub spot price which equates to $3.51 per Mcf. All prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Proved Reserves
	Oil (MBbls)	Gas (Mmcf)	Equivalent (Mmcfe)

Proved reserves, February 28, 2008	0	1,224	1,224

Extensions and discoveries	0	1,353	1,353

Production	0	(676)	(676)

Proved reserves, February 28, 2009	$0	1,901	1,901

Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities.

	2010	2009
Gas production revenues	$2,240,574	$516,579

Operating cost: Depreciation, depletion and amortization	(1,135,465)	(12,000)
Lease operating costs	(325,159)	(149,323)
Results of operations	$779,950	$355,256

Amortization rate per boe	$10.09	$0.55

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 13 -SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization.

	February 28
	2010	2009	2008
	(In thousands)
Evaluated oil and natural gas properties	$7,916	$787	$ 0
Unevaluated oil and natural gas properties	3,534	0	0

	11,450	787	0
Accumulated depletion, depreciation and amortization	(1,147)	(12)	0

	$10,303	$775	$ 0

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows:

	Years Ended February 28,
	2010	2009	2008
	(In thousands)
Property acquisition costs, proved (1)	$ 786	$712	$0
Property acquisition costs, unproved (1)	3,924	0	9
Exploration and extension well costs	0	0	0
Development costs	6,741	75	0

Total costs	$11,451	$787	$9

(1)   Development costs and Property acquisition costs for proved and unproved includes $7,904,000 in costs relating to Assets held for sale as of February 28, 2010.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932, Extractive Activities --Oil and Gas, (ASC 932) procedures and based on oil and natural gas reserve and production volumes estimated by the Company's engineering staff. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of the current value of the Company.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009
(Audited)

NOTE 13 -SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

The Company believes that the following factors should be taken into account when reviewing the following information:

•	future costs and selling prices will probably differ from those required to be used in these calculations;

•	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•	future net revenues may be subject to different rates of income taxation.

Under the Standardized Measure, for the years ended February 28, 2010 and 2009 the future cash inflows were estimated by applying year-end oil and natural gas prices to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required.

The Standardized Measure is as follows:

	Years Ended February 28,
	2010	2009	2008

Future cash inflows	$6,285	$4,092	0
Future productions costs	(2,461)	(1,649)	0
Future development costs	(7)	(4)	0
Future income tax expense	0	0	0
Future net cash flows 10% discounts	3,817	2,439	0
10% annual discount for estimated timing of cash flows	(820)	(272)	0

Standardized measure of discounted future net cash flows	$2,997	$2,167	0

Item 9.             Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Our principal independent accountant from February 20, 2008 to current date is De Joya Griffith & Company, LLC ("De Joya"). During fiscal years ended February 28, 2010 and 2009, there were no disagreements between us and De Joya, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of De Joya, would have caused De Joya to make reference thereto in its report on our audited financial statements.

Item 9A.           Controls And Procedures

Evaluation Of Disclosure Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of February 28, 2010, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2010.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of February 28, 2010 was effective.

De Joya Griffith & Company, LLC, Certified Public Accountants, the registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report regarding our internal control over financial reporting.

Changes In Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Identification Of Directors And Executive Officers

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with Company
Michael J. Newport	56	President/Chief Executive Officer
William D. Thomas	58	Secretary/Treasurer, Chief Financial Officer and a Director
Simeon King Horton	58	Director
Angelo Viard	37	Director
Peter G. Wilson	42	Director
Rahim Jivraj	32	Director

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

Michael J. Newport. Mr. Newport has been our President/Chief Executive Officer since February 28, 2008. Mr. Newport previously served as our director from February 28, 2008 until December 3, 2009 Mr. Newport has been actively involved in land management for nearly thirty years. He started his career with Amoco in their New Orleans office in May 1979 where he spent two years. Mr. Newport was actively involved in supervising brokers and writing all forms of land contracts for North and South Louisiana, Mississippi, Alabama and Florida. He then became a district landman for Harkins & Company in their Jackson, Mississippi office where he spent four years assembling drilling prospects and all land activities associated with operations in Mississippi, Alabama, Florida and Louisiana. The next four years were spent in Harkin's Oklahoma City office where he had the same responsibilities for Oklahoma and Arkansas as well as Mississippi, Alabama, Florida and Louisiana. Mr. Newport then joined Greenhill Petroleum in 1989 in Houston, Texas, where he was the land manager for six years in their Permian Basin Region. In addition to land management activities, Mr. Newport was responsible for acquisitions and divestitures. After leaving Greenhill, Mr. Newport has spent the last thirteen years managing brokers for West Texas, South Texas, East Texas, Oklahoma and North Louisiana as well as performing all landman management activities for various operators actively drilling and completing wells in these areas. Mr. Newport has nearly thirty years of experience in all phases of oil and gas land management with expertise in acquisitions, operations, divestitures, agreement preparation, negotiations, CAD mapping and broker supervision.

Mr. Newport received a BBA in Finance in June of 1977, an MBA degree in August of 1978 and also completed hours for a Petroleum Land Management degree in May of 1979, all from the University of Oklahoma.

William D. Thomas. Mr. Thomas has served as our Chief Financial Officer and Secretary/Treasurer from July 9, 2008 until September 22, 2009 and from March 26, 2010 to the present. In addition, Mr. Thomas has served as a director of our Company since September 22, 2009. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the Chief Financial Officer, Secretary, Treasurer and a Director of Uranium International Corp. (OTCBB: URNI) and Morgan Creek Energy, Inc. (OTCBB: MCKE), Nevada corporations that trade on the OTC Bulletin Board. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as Director of Business Services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007 Mr. Thomas took on the role of Chief Financial Officer for two public resource companies; Hana Mining Inc. (TSX-V: HMG) and NWT Uranium Corp (TSX-V: NWT; OTCBB: NWURF). Mr. Thomas resigned from NWT Uranium Corp. and Hana Mining Inc in July, 2008 and March, 2010 respectively.

Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999), of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance, including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC), and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in the East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee. Mr. Thomas previously worked as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career Mr. Thomas has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in that company's initial entry into both China and the UK North Sea start ups of local and expatriate personnel that eventually developed into core areas (over $1 billion in value) for Kerr McGee, including the company's first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon).

In his early career Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd., of Calgary, Alberta (1981-1984), Denison Mines Ltd, of Ontario, Canada (1978-1981), and Algoma Steel Corporation, of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand, in Toronto, Canada (1975-1977).

Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada.

The Company's Board of Directors has determined that Mr. Thomas should serve as a director given his over thirty years of experience in the finance and accounting areas for the natural resource sector and his involvement with our Company since July 2008.

Simeon King Horton. Ms. Horton has been one of our directors since August 18, 2008. Ms. Horton is a Petroleum Geologist with over thirty years' experience, and provides geological consulting services to Mainland from time to time on a per diem basis. Ms. Horton has an extensive background in exploration and development of major oil and gas projects working as a consultant for oil and gas companies.

Ms. Horton worked for Mr. Dudley Hughes, an independent geologist, in Jackson, Mississippi, from 1977 to 1986. During that time, she gained broad experience in the Mississippi/Alabama Salt Basin, Black Warrior Basin in North Mississippi and Northwest Alabama, and South Florida. The main targets of exploration were the Smackover/Norphlet Formations (located in the Salt Basin), the Paleozoics (located in the Black Warrior Basin), and the Sunniland Lime (located in South Florida). Ms. Horton was also exposed to the Perth Basin in Australia. As District Geologist, she was extensively involved in the exploration and development of a very aggressive drilling program and all facets of the industry.

In 1986, Ms. Horton moved to Shreveport, Louisiana where she was a consultant for various oil and gas investors until 1989.

From 1989 to 1996, Ms. Horton worked with Grigsby Petroleum in Shreveport, Louisiana, a company owned by Mr. Jack Grigsby, an independent geologist. Grigsby Petroleum is very active in North Louisiana and East Texas with numerous properties. Among these are Hosston and Cotton Valley production. Ms. Horton was responsible for all the producing properties, the development of the properties, and the drilling of new wells for Grigsby Petroleum.

From 1996 to present, Ms. Horton has been a consulting petroleum geologist. She has been very active in the Hosston/Cotton Valley trends in North Louisiana and East Texas. She has generated drilling prospects in the area, and has successfully been responsible for the drilling of the Hosston/Cotton Valley in an area where there are sixteen to twenty wells per section.

Simeon King Horton received a Bachelor of Science degree with a Major in Geology and a Minor in Mathematics from the University of Southern Mississippi, Hattiesburg, Mississippi in 1977. She graduated with honors and was selected Outstanding Graduating Senior in Geology for the academic year of 1976-1977. She attended geology field camp thru the Rolla School of Mines, University of Missouri, which was conducted in the state of Utah.

Ms. Horton is an active member of the American Association of Petroleum Geologist and the Shreveport Geological Society, Shreveport, Louisiana.

The Company's Board of Directors has determined that Ms. Horton should serve as a director given her over thirty years of experience as a petroleum geologist and her involvement with our Company since August 2008.

Angelo Viard. Mr. Viard has been one of our directors since September 29, 2008. During the past twelve years, Mr. Viard has been involved in providing companies with advisory services including, but not limited to, managerial, investment strategy, finance, information technology, compliance, accounting, business development, mergers and acquisitions, and capital fund raising. In a wide range of industry sectors across the United States, South America and Europe. Currently, Mr. Viard is the Chairman/CEO for Basin Petroleum, Inc and VCS Mining, Inc. He is also the President of VCS Group, Inc., which is currently engaged by us as a consultant. From approximately June 2007 through October 2008, Mr. Viard was the president/chief executive officer of VCS Group, Inc. Mr. Viard's functions include full budgeting responsibilities, management of budgets and planning, creation of policies and administrative procedures to restructure business processes and audit processes, authoring multi-company employee manuals, design work order tracking and billing interface systems for accounting, and updating business plans, accounting structures and organizational changes to maximize business growth. From approximately August 2006 through June 2007, Mr. Viard was the IT operations manager for Bare Essentials where he was responsible for developing, coordinating multiple related projects in alignment with strategic and tactical company goals, served as a primary customer advocate, planned and coordinated long term systems strategy, and managed the day to day operations of the IT department, including LAN/WAN architecture, telecommunications and hardware/software support. From approximately August 2005 through August 2006, Mr. Viard was a senior IT audit consultant for PriceWaterhouse Coopers LLP where he was responsible for determining the audit documentation, strategy and plan. From approximately December 2004 through August 2005, Mr. Viard was the chief executive officer and founder of Technology Mondial Inc., which was a start-up company specializing in broadband wireless technology in Cost Rica and management and development of wireless connection planning for Latin America. Mr. Viard was also previously employed with OpenTV Inc, where he was manager of information system and technology, Thomas Weisel Partners LLC where he was an information technology brokerage services manager, BancBoston Robertson Stephens & Co. where he was a senior system engineer, and Environmental Chemical Corporation where he was a technical analyst.

Mr. Viard is also a Director of Morgan Creek Energy and Geneva Resources, both being Nevada corporations that trade on the OTC Bulletin Board. Mr. Viard holds a master in computer science, a BS in business management and administration, and an A/A in computer business administration and network.

The Company's Board of Directors has determined that Mr. Viard should serve as a director given his business experience and his involvement with our Company since September 2008.

Peter G. Wilson. Mr. Wilson has served as our Vice President of Business Development (not an executive officer position) and a member of our Board of Directors since December 3, 2009. During the past eighteen years, Mr. Wilson has been involved in senior level management of public companies through his private investment company. His experience spans a wide range of project finance, development and contract negotiations within the mining, energy and real estate industries. Mr. Wilson's business experience includes international assignments in the United Kingdom, Canada, the United States, Switzerland and Norway. Mr. Wilson has worked extensively with overseas investor groups and within the E & P market in Louisiana, Texas and Oklahoma. From approximately October 2008 to present, Mr. Wilson has lead the finance and exploration team as the President/Chief Executive Officer of Morgan Creek Energy Corp., a publicly listed company on the OTC Bulletin Board. From April 2007 through October 2009, Mr. Wilson was the president and a director of Hana Mining Ltd., a publicly TSX-V listed exploration company seeking to develop a copper-silver resource in Botswana, Africa. Additionally, during 2005 and 2006, he served as the president and chief executive officer of Sun Oil and Gas Corp., and from 1997 to 2005, Mr. Wilson was a director and vice president of Petroreal Oil Corp., a small oil producer engaged in energy asset purchases. From 1993 to 1999, Mr. Wilson was the vice president of Samoth Equity Corporation (now Sterling Center Corp.), a real estate lender, where he began his involvement with capital markets and finance.

The Company's Board of Directors has determined that Mr. Wilson should serve as a director given his senior level management experience with public companies, particularly at petroleum companies.

Rahim Jivraj. Mr. Jivraj has served on our Board of Directors since April 15, 2010. Mr. Jirvaj has been an entrepreneur for over ten years, in venture capital for eight years, and has assisted various private and public entities as a corporate advisor on matters related to finance, development and investor relations. Mr. Jivraj previously served as the President and a Director of the Company from September 2007 to February 2008.

Mr. Jivraj was associated with two boutique venture capital and merchant banking firms based in Vancouver, Canada before leaving to pursue independent ventures in 2008. From March 2007 to November 2008, he founded and became the CEO and a Director of Spring & Mercer Capital Corporation, a public company listed under the TSX Venture Exchange's Capital Pool Company Program, which enables seasoned directors and officers to form and list a "Capital Pool Company" whose primary objective was to seek and acquire a business suitable for continued listing of the company on the Exchange. Mr. Jivraj has also served on the Boards of Directors of Afrasia Mineral Fields Inc. (from November 2005 to December 2006) and Hastings Resources Corp. (from October 2007 to May 2008), both public companies listed on the TSX Venture Exchange. On April 16, 2010, Mr. Jivraj was appointed as the President, Chief Executive Officer and a Director of Uranium International Corp. (OTCBB: URNI), a public company quoted on the OTC Bulletin Board.

The Company's Board of Directors has determined that Mr. Jivraj should serve as a director given his experience in assisting private and public entities with finance, development and investor relations as well as his experience serving on boards of directors of other public companies.

Family Relationships

There are no family relationships among our directors or officers.

Involvement In Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers have been involved in any of the following events during the past ten years that is material to an evaluation of the ability of such person to serve as an executive officer or director of our Company:

1.      a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.      such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)   acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)  engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.      such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(i) above, or to be associated with persons engaged in any such activity;

5.      such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.      such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.      such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)   any Federal or State securities or commodities law or regulation;

(ii)  any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.      such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the United States Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Company is not aware of any material legal proceedings in which any of the following persons is a party adverse to the Company or has a material interest adverse to the Company: (a) any current director, officer, or affiliate of the Company, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company; (b) any person proposed for appointment or election as a director or officer of our Company; or (c) any associate of any such person.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2010.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Conduct is filed as an Exhibit to this Annual Report.

Committees Of The Board Of Directors

Audit Committee

As of the date of this Annual Report, Messrs. Viard, , Mr. Wilson and Mr. Thomas have been appointed as members to our Audit Committee. Messrs Viard and Wilson are "independent" within the meaning of Rule 10A-3 under the Exchange Act and all are in addition financial experts. The Audit Committee operates under a written audit committee charter adopted by the Board of Directors on February 4, 2009 and revised on May 19, 2010.

Compensation Committee

As of the date of this Annual Report, Ms. Horton and Mr. Viard have been appointed as members to our Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board of Directors pursuant to a written consent resolutions signed by all the members of the Board of Directors on February 4, 2009 and revised on May 19, 2010.

Item 11.          Executive Compensation

Compensation Discussion and Analysis

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

Summary Compensation Table

The following table sets forth the compensation paid during our fiscal years ended February 28, 2010 and 2009 to any individual who served as our principal executive officer or principal financial officer during our fiscal year ended February 28, 2010 (the "Named Executive Officers"). We have no other executive officers other than our principal executive officer and our principle financial officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Newport, President/CEO(2)	2010	$160,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$160,000
	2009	$95,000	$-0-	$-0-	$1,651,500	-	-	$-0-	$1,746,500
William Thomas, Treasurer, Secretary and CFO(3)	2010	$17,372	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$17,372
	2009	$10,400	$-0-	$-0-	$1,995,000	$-0-	$-0-	$-0-	$2,005,400
Mark Witt, former Secretary, Treasurer and CFO(4)	2010	$56,667	$-0-	$-0-	0	$-0-	$-0-	$-0-	$56,667
	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Notes:

1.     This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

2.     Mr. Newport was appointed as our President/Chief Executive Officer on February 28, 2008.

3.     Mr. Thomas has served as our Chief Financial Officer and Secretary/Treasurer from July 9, 2008 until September 22, 2009 and from March 26, 2010 to the present.

4.     Mr. Witt served as our Chief Financial Officer and Secretary/Treasurer from September 22, 2009 until March 26, 2010.

Grants of Plan-Based Awards Table

There were no options awards to our Named Executive Officers during our fiscal year ended February 28, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as at February 28, 2010 relating to outstanding equity awards held by the Named Executive Officers as of that date.

Name	Option Awards					Stock Awards
	Number of Securities Underly-ing Unexer-cised Options Exer-cisable (#)	Number of Securities Underlying Unexercised Options Unexer-cisable (#)	Equity Incentive Plan Awards: Number of Securities Underl-ying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expir-ation Date	Number of Shares or Units of Stock that have not been vested ($)	Market Value of Shares or Units of Stock that have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested (#)
Michael Newport	1,800,000 300,000 -0-	-0- -0- 1,500,000	-0- -0- -0-	$0.58 $1.50 (1)	4/7/2018 2/4/2019 9/22/2019	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
William Thomas	1,500,000	-0-	-0-	1.50	7/9/2018	-0-	-0-	-0-	-0-
Mark Witt*	-0-	3,000,000*	-0-	(2)	9/22/2019	-0-	-0-	-0-	-0-

Notes:

1. These stock options shall vest in incremental periods as reflected below (each hereinafter the "Vesting Date"). The exercise price at each Vesting Date shall be the lesser of: (a) the thirty day weighted average price of the Company's shares of common stock prior to each of the respective Vesting Date; or (b) the issue price as established by the Board of Directors of the Company's shares of common stock at each of the equity fundings referenced below in (i). The Vesting Date of the Stock Options is as follows: (i) 500,000 Stock Options when the Company has successfully completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities") or other Senior exchange as the case may be; (ii) 500,000 Stock Options at the one year anniversary date of the Trading Date (the "First Trading Anniversary Date"); and (iii) 500,000 Stock Options at the second year anniversary date of the Trading Date (the "Second Trading Anniversary Date").

2. These stock options shall vest in incremental periods as reflected below (each hereinafter the "Vesting Date"). The exercise price at each Vesting Date shall be the lesser of: (a) the thirty day weighted average price of the Company's shares of common stock prior to each of the respective Vesting Date; or (b) the issue price as established by the Board of Directors of the Company's shares of common stock at each of the equity fundings referenced below in (i). The Vesting Date of the Stock Options is as follows: (i) 1,500,000 Stock Options shall vest on the date the Company closes equity funding(s) aggregating $10,000,000; (ii) 500,000 Stock Options shall vest when the Company has successfully completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities") or comparable major exchange; (iii) 500,000 Stock Options shall vest at the one year anniversary date of the Trading Date (the "First Trading Anniversary Date"); and (iv) 500,000 Stock Options shall vest at the two year anniversary date of the Trading Date.

* As of the date of this Annual Report, the 3,000,000 stock options granted to Mark Witt have been cancelled and replaced by issuance of 500,000 stock options with an effective date of March 23, 2010 with a two year term and an exercise price of $1.25 per share.

Option Exercises and Stock Vested

During our fiscal year ended February 28, 2010, there were no exercises of stock options, SARs or similar instruments, or vesting of any stock by any of our Named Executive Officers.

Pension Benefits

We do not provide pension benefits.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not have any nonqualified contribution or other nonqualified deferred compensation plans.

Potential Payments upon Termination or Change-in-Control

Mark N. Witt resigned as the Chief Financial Officer/Treasurer of the Company effective as of March 23, 2010. Under the terms of his separation and release agreement with the Company dated March 26, 2010, Mr. Witt is entitled to a severance payment of $77,419, payable within 10 business days, as well as 500,000 common stock options, exercisable for two years at an exercise price of $1.25 per share.

We have no other agreement or arrangement with any of our Named Executive Officers that provides for payment upon termination or change-in-control.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during fiscal year ended February 28, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William D. Thomas(1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Simeon King Horton(2)	$51,246	-0-	-0-	-0-	-0-	-0-	$51,246
Angelo Viard (3)	$54,362	-0-	-0-	-0-	-0-	-0-	$54,362
Peter G. Wilson	-0-	-0-	0	-0-	-0-	-0-	-0-
Michael J. Newport(4)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Robert Fedun(5)	-0-	-0-	0	-0-	-0-	-0-	-0-
Ernest Sorochan(6)	-0-	-0-	0	-0-	-0-	-0-	-0-
J. Jack Cox (7)	-0-	-0-	$574,000	-0-	-0-	-0-	$574,000
Charles A. Morrison (8)	-0-	-0-	$574,000	-0-	-0-	-0-	$574,000
Mark Witt (9)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Johnathan A. Moore (10)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Notes:

1. Mr. Thomas has served as a Director since September 22, 2009. He also serves as a Named Executive Officer. Information regarding compensation paid to him is included in the Summary Compensation Table above.

2. We paid to Ms. King Horton an aggregate of $51,246 for providing geological consulting services to the Company.

3. We paid VCS an aggregate $54,362 under the terms of our agreement with VCS. Mr. Viard is the sole director, officer and shareholder of VCS.

4. Mr. Newport served as a Director from February 8, 2008 to December 3, 2009. He also serves as a Named Executive Officer. Information regarding compensation paid to him is included in the Summary Compensation Table above.

5. Mr. Fedun resigned as a Director on October 9, 2009.

6. Mr. Sorochan resigned as a Director on October 9, 2009.

7. . J. Jack Cox served as a Director from August 11, 2009 to December 3, 2009.

8. Charles Morrison served as a Director from August 11, 2009 to December 3, 2009.

9. Mr. Witt served as a director from September 22, 2009 to December 3, 2009. He also served as a Named Executive Officer during our fiscal year ended February 28, 2010. Information regarding compensation paid to him is included in the Summary Compensation Table above.

10. Johnathan A. Moore served as a Director from December 3, 2009 to March 3, 2010.

Employment And Consulting Agreements

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, the current President/Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Newport a monthly salary of $15,000; (ii) the Company shall grant an aggregate of 1,500,000 stock options (the "Stock Options") to Mr. Newport under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"). The Stock Options shall expire ten (10) years from the Effective Date and shall vest in incremental periods as reflected below (each hereinafter the "Vesting Date"). The exercise price at each Vesting Date shall be the lesser of: (a) the thirty day weighted average price of the Company's shares of common stock prior to each of the respective Vesting Date; or (b) the issue price as established by the Board of Directors of the Company's shares of common stock at each of the equity fundings referenced below in (i). The Vesting Date of the Stock Options is as follows: (a) 500,000 Stock Options when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities") or comparable exchange; (b) 500,000 Stock Options at the one year anniversary date of the Trading Date (the "First Trading Anniversary Date"); and (c) 500,000 Stock Options at the second year anniversary date of the Trading Date (the "Second Trading Anniversary Date"); and (iii) Mr. Newport shall continue to provide services to the Company in the capacity as the President/Chief Executive Officer and a director and further provide consulting advise on exploration strategies, management and operational service considerations.

We do not have a written contractual arrangement with our Treasurer/Chief Financial Officer, William Thomas; however, we pay him a month to month salary of $11,000.

Simeon King Horton provides geological consulting services to our Company. We do not have a written agreement with her; she works as a consultant and bills at the rate of $1000/day plus expenses.

Item 12.           Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 80,969,502 shares of common stock issued and outstanding.

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership(1)	Percentage Of Beneficial Ownership(1)
Michael J. Newport 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	2,789,992(2)	3.4%
William D. Thomas 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	1,590,000(3)	1.9%
Simeon King Horton 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	1,100,000(4)	1.3%
Angelo Viard 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	500,000(5)	*
Peter G. Wilson 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	1,600,000(6)	1.9
Rahim Jivraj 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	500,000(7)	*
All executive officers and directors as a group (6 persons)	8,079,992(8)	9.2%
Beneficial Shareholders Greater Than 10%
Parklane Investments Inc. 1 Alexander Road Kintersville, PA 18930	16,470,000	20.3%

Notes:

* Less than one percent.

1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 80,969,502 shares issued and outstanding.

2. This figure includes: (i) 689,992 shares of common stock; (ii) 1,800,000 Stock Options to purchase 1,800,000 shares of our common stock at an exercise price of $0.58 per share expiring on April 7, 2018; and (iii) 300,000 Stock Options to purchase 300,000 shares of our common stock at an exercise price of $1.50 per share expiring on February 4, 2019.

3. This figure includes 90,000 shares of common stock and 1,500,000 Stock Options to purchase 1,500,000 shares of our common stock at an exercise price of $1.50 per share expiring on July 9, 2018.

4. This figure includes: (i) 800,000 Stock Options to purchase 800,000 shares of our common stock at an exercise price of $1.50 per share expiring on July 18, 2018; and (ii) 300,000 Stock Option to purchase 300,000 shares of our common stock at an exercise price of $1.50 per share expiring on February 4, 2019.

5. This figure includes 500,000 Stock Options to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share expiring November 18, 2018.

6. This figure includes 600,000 shares of common stock and 1,000,000 Stock Options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 per share expiring on April 8, 2020.

7. This figure includes 500,000 Stock Options to purchase 500,000 shares of our common stock at an exercise price of $1.55 per share expiring on April 8, 2020.

8. This figure includes: (i) 1,379,992 shares of common stock and (ii) 6,700,000 Stock Options to purchase 6,700,000 shares of our common stock.

Changes In Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

Item 13.          Certain Relationships And Related Transactions And Director Independence

Except for the transactions described below, we have not had any transactions since the beginning of our fiscal year ended February 28, 2010, nor do we have any currently proposed transactions, in which we were or are to be a participant and the amount exceeds $120,000, and in which any of our directors, officers or principal stockholders, or any associate or affiliate of the foregoing, had or will have any material interest, direct or indirect.

Newport Executive Service Agreement

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, the President/Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Newport a monthly salary of $15,000; (ii) the Company shall grant an aggregate of 1,500,000 stock options (the "Stock Options") to Mr. Newport under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (c) 500,000 Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above; and (iii) Mr. Newport shall continue to provide services to the Company in the capacity as the President/Chief Executive Officer and a director and further provide consulting advise on exploration strategies, management and operational service considerations.

To February 28, 2010 no amounts have vested or been recorded in connection with the options granted in connection with this agreement.

Witt Executive Service Agreement

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

Subsequent to the period on March 23, 2010 Mr. Witt resigned as the Chief Financial Officer/Treasure of the Company. Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt is entitled to a severance payment of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 500,000 commons stock options, exercisable for two years at an exercise price of $1.25 per share.provide consulting advise on exploration strategies, management and operational service considerations.

Viard Consulting Services

Effective October 2, 2008, our Board of Directors authorized the engagement of Viard Consulting Services, now known as VCS Group Inc. ("VCS Group") in accordance with the terms and provisions set forth in that certain letter agreement dated February 11, 2009 (the "Agreement"). We engaged VCS Group to render services and related reports to use in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In accordance with the terms and provisions of the Agreement, VCS Group shall perform certain services including, but not limited to, the following: (i) re-assess our existing controls and business cycles and conduct a risk assessment on each cycle for our fiscal year for audit attestation; (ii) conduct a full review of the management governance process; (iii) assemble a project team to conduct evaluations; (iv) define significant processes, materiality and fraud; (v) document and evaluate internal controls at the entity-wide level; (vi) assist management in development of policies and procedures; (vii) identify deficiencies; (viii) develop and execute independent testing procedures and (ix) summarize findings and report to Board of Directors and management. In furtherance of the terms and provisions of the Agreement, we agreed to pay VCS Group an hourly rate of $155. During our fiscal year ended February 28, 2010, we paid VCS Group an aggregate of $54,362 for fees and associated expenses (2009 - $56,724). One of our directors, Angelo Viard, is the sole officer, director and shareholder of VCS Group and receives compensation indirectly through VCS Group.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the board of directors, or approving any contracts or other transactions with any of our current or former executive officers.

Item 14.          Principal Accounting Fees And Services

De Joya Griffith & Company, LLC serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 28, 2010 and 2009. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended February 28, 2010	Year Ended February 28, 2009
Audit Fees	$ 48,700	$ 45,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 48,700	$ 45,000

Audit Fees. Aggregate fees for professional services in connection with the audit of our annual financial statements and the quarterly reviews of our financial statements included in our quarterly reports.

Audit-Related Fees. Our auditors provided audit-related services to us in connection with the review of other regulatory filings.

Tax Fees. Our auditors did not provide tax preparation services.

All Other Fees. Our auditors did not provide any other services to us other than those described above.

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, De Joya Griffith & Company, LLC. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by De Joya Griffith & Company, LLC. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by De Joya Griffith & Company, LLC which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has approved all of the audit and permitted non-audit services performed by De Joya Griffith & Company, LLC in the year ended February 28, 2010.

Item 15.          Exhibits And Financial Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
2.1	Merger Agreement and Plan of Merger between Mainland Resources, Inc. and American Exploration Corporation dated March 22, 2010 (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment, filed with Nevada Secretary of State March 11, 2008 *
3.3	Certificate of Amendment, filed with Nevada Secretary of State July 7, 2009 (3)
3.4	Certificate of Change filed with Nevada Secretary of State May 26, 2010 (4)
3.4	Bylaws (2)
10.1	Property Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)
10.2	Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006. (2)
10.3	Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008 (5)
10.4	Letter Agreement dated July 14, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation(6)
10.5	Assignment, Conveyance and Bill of Sale between Mainland Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008(7)
10.6	Agreement dated August 4, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (3)
10.7	Option Agreement between Mainland Resources Inc. and Westrock Land Corp. dated September 4, 2008. (3)
10.8	Agreement between Mainland Resources Inc. and VCS Group Inc. dated February 11, 2009. (3)
10.9	Senior Secured Bridge Loan by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the Lenders Signatory thereto, dated August 10, 2009.(8)
10.10	Executive Service Agreement between Mainland Resource, Inc. and Michael J. Newport, dated September 22, 2009.(9)
10.11	Executive Service Agreement between Mainland Resource, Inc. and Mark N. Witt, dated September 22, 2009.(10)
10.12

Senior Secured Advancing Line of Credit Agreement dated October 16, 2009 by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the financial institutions from time to time party thereto.(11)

10.13	Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC.(11)
10.14	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009.(11)
10.15	Purchase Agreement by and between Mainland Resources, Inc. and EXCO Operating Company, LP, dated March 12, 2010.(12)

Exhibit No.	Document
10.16	Option Agreement between Mainland Resources, Inc. and Westrock Land Corp., dated June 22, 2009, as amended September 28, 2009.*
10.17	Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009.*
10.18	Operating Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009.*
14.1	Code of Conduct*
23.1	Consent of Ryder Scott Company , L.P., independent petroleum Consultants. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial *
99.1	Report from Ryder Scott Company, L.P.*

Notes:

* Filed herewith

1. Incorporated by reference from Form 8-K filed with the SEC on March 23, 2010.

2. Incorporated by reference from Form SB-2 filed with the SEC on April 11, 2007.

3. Incorporated by reference from Form 10-K/A filed with the SEC on March 16, 2010.

4. Incorporated by reference from Form 8-K filed with the SEC on May 26, 2010.

5. Incorporated by reference from Form 8-K filed with the SEC on March 4, 2008.

6. Incorporated by reference from Form 8-K filed with the SEC on July 18, 2008.

7. Incorporated by reference from Form 8-K filed with the SEC on August 8, 2008.

8. Incorporated by reference from Form 8-K filed with the SEC on August 12, 2009.

9. Incorporated by reference from Form 8-K filed with the SEC on October 2, 2009.

10. Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.

11. Incorporated by reference from Form 8-K filed with the SEC on October 23, 2009.

12. Incorporated by reference from Form 8-K filed with the SEC on March 19, 2010.

MAINLAND RESOURCES INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAINLAND RESOURCES INC.

Dated: June 1, 2010	By: "Michael J. Newport" Michael J. Newport, President/Chief Executive Officer

Dated: June 1, 2010	By: "William D. Thomas" William D. Thomas, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: June 1, 2010	By: "Rahim Jivraj" Rahim Jivraj Director
Dated: June 1, 2010	By: "Simeon King Horton" Simeon King Horton Director
Dated: June 1, 2010	By: "Angelo Viard" Angelo Viard Director
Dated: June 1, 2010	By: "William D. Thomas" William D. Thomas Director
Dated: June 1, 2010	By: "Peter G. Wilson" Peter G. Wilson Director