Form 10-Q
period 2010-05-31
MAINLAND RESOURCES INC.
filed 2010-07-12
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52782

MAINLAND RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	90-0335743 (I.R.S. Employer Identification No.)

21 Waterway Avenue, Suite 300 The Woodlands, TX (Address of principal executive offices)	77380 (Zip Code)
(281) 469-5990 Registrant's telephone number, including area code
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 80,969,502 shares of common stock as of July 9, 2010.

MAINLAND RESOURCES, INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
May 31, 2010

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements include, but are not limited to, statements with respect to the following:

    our plans to drill certain wells on the Cotton Valley/Hosston and Upper Bossier formations of the East Holly Prospect, and the Buena Vista Prospect;

    our need for additional financing;

    the competitive environment in which we operate;

    our dependence on key personnel;

    conflicts of interest of our directors and officers;

    our ability to fully implement our business plan;

    our ability to effectively manage our growth; and

    other regulatory, legislative and judicial developments.

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended February 28, 2010, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed interim financial statements of Mainland Resources, Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

It is the opinion of management the unaudited condensed interim financial statements for the three months ended May 31, 2010 and 2009 include all adjustments necessary in order to ensure that the unaudited condensed interim financial statements are not misleading. These unaudited condensed interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim condensed financial statements follow the same accounting policies and methods of their application as our Company's audited annual financial statements for the year ended February 28, 2010. All adjustments are of a normal recurring nature. These unaudited condensed interim financial statements should be read in conjunction with our Company's audited annual financial statements as of and for the year ended February 28, 2010.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
	May 31, 2010	February 28, 2010

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ 9,185,813	$ 610,124
Prepaid expenses	58,800	31,918

Total current assets	9,244,613	642,042

OIL AND GAS PROPERTIES, (Note 3)
Unproved	4,137,068	3,534,436

Total Oil and Gas Properties	4,137,068	3,534,436

ASSETS HELD FOR SALE (Notes 3 and 9)	-	8,172,462

TOTAL ASSETS	$ 13,381,681	$ 12,348,940

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 189,439	$ 711,044
Drilling advances (Note 3)	859,766	-
Income taxes payable (Note 9)	2,600,000	-

TOTAL CURRENT LIABILITIES	3,649,205	711,044

LIABILITIES HELD FOR SALE (Notes 3, 5 and 9)	-	11,209,656

CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Note 6)
Common stock, 600,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 80,969,502 common shares	8,097	8,097
(February 28, 2010 - 80,969,502)
Additional paid-in-capital	20,961,619	18,369,089
Deficit accumulated during exploration stage	(11,237,240)	(17,948,946)

TOTAL STOCKHOLDERS' EQUITY	9,732,476	428,240

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 13,381,681	$ 12,348,940

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
	Three months Ended May 31, 2010	Three months Ended May 31, 2009	Inception (May 12, 2006) to May 31, 2010

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting Fees	$ 91,418	151,134	$ 998,126
Management and rent fees - related party (Note 8)	169,959	35,372	560,943
Marketing expenses	596,492	17,495	2,077,624
Office and general	84,494	43,379	349,642
Professional fees	318,506	46,405	1,120,674
Salary expense (Note 7)	2,592,530	-	15,743,215

	3,853,399	293,785	20,850,224

NET OPERATING LOSS	(3,853,399)	(293,785)	(20,850,224)
OTHER ITEMS
Interest income	4,254	270	12,723
Gain on settlement of debt	-	-	33,239
Loss on abandonment on option deposit (Note 3)	-	-	(1,300,000)

NET LOSS FROM CONTINUING OPERATIONS	(3,849,145)	(293,515)	(22,104,262)

DISCONTINUED OPERATIONS (Note 9)
Income (loss) from discontinued operations	(192,875)	669,080	113,296
Gain on disposal of discontinued operations, net of tax expense of $2,600,000	10,753,726	-	10,753,726

INCOME (LOSS) FROM DISCONTINUED OERATIONS	10,560,851	669,080	10,867,022

NET INCOME (LOSS) FOR THE PERIOD	$ 6,711,706	$ 375,565	$ (11,237,240)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
From continuing operations	$ (0.05)	$ (0.00)
From discontinued operations	0.13	0.00

	$ 0.08	$ 0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	80,969,502	79,380,818

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	81,248,379	-

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
	Three months Ended May 31, 2010	Three months Ended May 31, 2009	Inception (May 12, 2006) to May 31, 2010

	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (3,849,145)	$ (293,515)	$ (22,104,262)
Adjustments to reconcile net loss to net cash used in operating activities:
- Non-cash mineral property losses (recoveries)	-	-	1,271,201
- Stock-based compensation (Note 7)	2,592,530	-	15,743,215
- Non-cash consulting fees (Note 6)	-	8,875	16,125
- Donated services and expenses	-	-	14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Prepaid expenses	(26,882)	(30,575)	(58,800)
- Accounts payable and accrued liabilities	(521,605)	1,308	189,439
- Drilling advances	859,766	-	859,766

NET CASH USED IN OPERATING ACTIVITIES	(945,336)	(313,907)	(4,068,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(602,632)	-	(4,086,268)
Deposit on properties	-	(200,000)	(1,300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(602,632)	(200,000)	(5,386,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	3,988,516
Proceeds from exercised warrants	-	500,000	1,153,000
Advances from related party	-	-	83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	500,000	5,224,755

NET CASH FROM DISCONTINUED OPERATIONS	10,123,657	579,259	13,416,222

INCREASE IN CASH	8,575,689	565,352	9,185,813
CASH, BEGINNING OF PERIOD	610,124	150,276	-

CASH, END OF PERIOD	$ 9,185,813	$ 715,628	$ 9,185,813

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$ 172,458	$ -	$ 373,617
Cash paid for income taxes	$ -	$ -	$ -
Common stock issued for acquisition of mineral property	$ -	$ -	$ 4,440
Common stock issued for consulting fees	$ -	$ 8,875	$ 16,125
Common stock issued for satisfaction of liability	$ -	$ -	$ 50,000
Donated services and rent	$ -	$ -	$ 14,420

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mainland Resources Inc. (the "Company") is an exploration stage company as defined in FASB ASC 915 "Development Stage Entities". The Company was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008 which was completed at the end of January 2009 and commenced production from the Haynesville Shale formation. Through April 2010, the Company had five wells at various stages of drilling, completion and production in the Haynesville Shale formation of the East Holly Field in Desoto Parish, Louisiana. On April 22, 2010 the Company sold all its interest in the Haynesville Shale assets in the East Holly Field, DeSoto Parish, Louisiana including the five producing wells (refer to Note 9).

On March 22, 2010, the Company and American Exploration Corporation ("AEC") entered into a definitive Merger Agreement and Plan of Merger (the "Merger Agreement") that contemplates a stock-for-stock merger to be effected under the laws of Nevada. Under the terms of the Merger Agreement, the AEC stockholders will receive one share of the Company for every four shares of AEC common stock they own. Currently, there are approximately 59,718,000 shares of AEC common stock outstanding, which would result in the issuance of approximately 14,929,500 shares of the Company's common stock to the former stockholders of AEC which would represent approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The merger is be subject to various conditions, including approval of the respective stockholders of each of the Company and AEC, completion of fairness opinions by both companies and completion of due diligence. Both companies have obtained their respective fairness opinions. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval (refer to Note 4).

Going Concern

The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of May 31, 2010, the Company has an accumulated deficit during the exploration stage of $11,237,240. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing. During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during the year ended February 28, 2010, 1,729,500 warrants were exercised at $0.67 per share for net proceeds to the company of $1,153,000. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing from Guggenheim Corporate Funding LLC., which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. On April 22, 2010, the entire outstanding balance owed on the secured line of credit was repaid from the proceeds of the sale of assets (refer to Notes 3 and 5).

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

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

Asset Retirement Obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of May 31, 2010, there has been no asset retirement obligations recorded.

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of May 31, 2010, the Company's cash and cash equivalents exceed federally insured limits by $8,935,813.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive. Using the treasury stock method, common stock equivalents are 278,877 shares issuable under stock options.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended May 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES

East Holly Prospect

On February 27, 2008, the Company entered into an option agreement (the "Option Agreement") with Kingsley Resources, Inc. ("Kingsley"), pursuant to which the Company acquired all the right, title and interest Kingsley had in and to certain leasehold estates in the state of Louisiana ("the Leases") which were the subject of a purchase agreement dated December 11, 2007, and modified February 1, 2008 (collectively, the "Leasehold Purchase Agreement") between Kingsley and Permian Basin Acquisition Fund ("Permian"), pursuant to which Kingsley had the right to acquire the sub-surface rights provided for in the Leases. In order to complete the acquisition of the Leases the Company was required to pay $100,000 on April 2, 2008 to Kingsley and assume all of Kingsley's obligations under the Leasehold Purchase Agreement. On March 14, 2008, the Company completed the Option agreement and the Leasehold Purchase Agreement at a total cost of $687,596, which includes the $100,000 that was paid on April 2, 2008, for approximately 2,551 net acres. The property was included in the April 2010 sale to EXCO (see Note 9).

On December 21, 2009, the Company acquired, under its agreement with Petrohawk, an additional 159.3 net acres for $412,985 and on December 23, 2009 the Company also acquired an additional 51.96 net acres in conjunction with Petrohawk for $94,731 within the Cotton Valley/Haynesville trend in the State of Louisiana. A portion of these properties containing the area below the Cotton Valley/Hosston formations was included in the April 2010 sale to EXCO Operating Company LP ( see Note 9).

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

Under the terms of the Agreement, Petrohawk agreed to pay 100% of the costs of development associated with the first well drilled below the Cotton Valley formation, including drilling, completing and fracture stimulating, as well as costs up to and including pipeline connection. Petrohawk also agreed to pay 80% of all costs of the second well drilled on the Leases below the base of the Cotton Valley formation with the Company paying the remaining 20% of the costs. For the third and all subsequent wells drilled on the Leases below the base of the Cotton Valley formation, Petrohawk will pay 60% of the drilling and completion costs and the Company will pay 40%.

The Company transferred 60% of its De Soto Parish leases to Petrohawk at closing, but only as the Leases relate to all depths below the base of the Cotton Valley Formation, and specifically the Haynesville Shale. Petrohawk agreed to gather and market the Company's production from above the base of the Cotton Valley formation, pursuant to a mutually acceptable agreement.

Griffiths 11- #1

The first well under the Petrohawk Agreement, the Griffiths 11- #1, began drilling in October 2008. The well commenced production at the end of January 2009. The Company owned a 40% working interest in the well. The well was included in the April 2010 sale to EXCO Company LP ( see Note 9).

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Stevenson Douglas LLC. 16 - #1

The second well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in April 2009. The well commenced production in March, 2010. The Company owned a 19.09% working interest in the well. The well was included in the April 2010 sale to EXCO Company LP ( see Note 9).

Dehan 15 - #1-H

The third well under the Petrohawk Agreement, the Dehan 15 - #1-H, began drilling in May 2009. The well commenced production in August 2009. The Company owned a 25.73% working interest in the well. The well was included in the April 2010 sale to EXCO Company LP ( see Note 9).

International Paper 12H-1

The fourth well under the Petrohawk Agreement, the International Paper 12-#1H commenced production in April 2010. The Company owned a 20.58% working interest in the well. The well was included in the April 2010 sale to EXCO Company LP ( see Note 9).

Paul Little 7H-#1

The fifth well under the Petrohawk Agreement, the Paul Little 7H-#1 was completed in May 2010 and is waiting on completion. The Company owned a 20.54% working interest in the well. The well was included in the April 2010 sale to EXCO Company LP ( see Note 9).

Exco Operating Company, LP - Sale

On April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets were sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources, for $28,159,604 effective January 1, 2010. The Company has sold its 40% working interest in all rights deeper than the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation and includes all of the Company's producing wells as described above) in the East Holly Field. The Company continues to own a 100% interest in all rights above this depth and specifically, in the Cotton Valley, Hosston and Upper Bossier formations.

The proceeds of the sale will be used to fund the drilling of the initial well (designated as the Burkley-Phillips No. 1 Well) on its Buena Vista prospect in Jefferson County, Mississippi and to retire its debt to Guggenheim Partners LLC ("Guggenheim"). (Refer to Note 9.

Mississippi Prospect

On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp ("Westrock") to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company would acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009 whereby the option period was extended until January 20, 2010. Additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008, April 27, 2009, May 6, 2009 and June 5, 2009 for a total deposit to date of $1,300,000 (February 28, 2009 - $1,100,000). Effective February 12, 2010, based upon completion of its due diligence, the Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Option Agreement. The Company and Westrock agreed that the Option Agreement would be terminated and the Company and Westrock would be released from their respective duties and obligations. The Company forfeited its deposit of $1,300,000 paid to Westrock which was recorded as a loss during fiscal 2010.

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Buena Vista Prospect-Mississippi

On June 22, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company acquired a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acres subject to the Option Agreement. The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009 the Company paid an additional $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060. During fiscal 2010 the Company acquired approximately an additional 861 net acres for $122,376 and subsequent to year end the Company acquired approximately an additional 8,573 net acres at a cost of $556,258. The Company's total acreage as of May 31, 2010 is approximately 17,838 net acres, with net revenue interests ranging from 71.00% to 78.34%. The total cost to date of acquiring these leases is $3,968,694.

Burkley-Phillips No. 1

The Company has begun preparation to drill the first well on the Buena Vista Prospect. Drilling is expected to commence in July 2010. The Company's working interest in the well is 72%. The Company will fund 90% of the well costs to earn its 72% working interest in the well. Guggenheim Partners, LLC will fund 10% of the well costs in order to earn an 8% working interest in the well. Guggenheim funded its portion of dry hole cost of $865,000 in advance of which $859,766 remains unexpended as of May 31, 2010. American Exploration Corporation has a 20% working interest in the well.

Effective on September 17, 2009, the Board of Directors of the Company authorized the execution of a letter agreement (the "Letter Agreement") with American Exploration Corporation, a Nevada corporation ("AEC") to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the "Joint Development Project"). In accordance with the terms and provisions of the Letter Agreement: (i) AEC agreed to commit approximately 5,000 net acres and the Company agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) the Company will be the operator of the Joint Development Project; (iii) the Company agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and (iv)AEC agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Development Project. Also in accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project would be split on a 51% / 49% basis between the Company and AEC, respectively. The Company was required to acquire the acreage committed to the Joint Development Project from an unrelated third party on or before October 15, 2009 otherwise the Letter Agreement would terminate and would no longer be in force and effect. The Company completed the transaction as per the above paragraph.

On April 26, 2010, AEC failed to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 well on the company's Buena Vista Prospect ("Prospect") in Jefferson County, Mississippi. As a result, AEC forfeited its rights to a 29% working interest in the well and in the Prospect in favour of the Company. AEC will continue to be entitled to receive a 20% working interest in the first well and the Prospect after completion, subject to compliance by AEC with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement. On March 22, 2010, the Company and AEC entered into a definitive Merger Agreement and Plan of Merger (refer to Note 4).

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Burkley-Phillips No. 1 (continued)

The Company's Oil and Gas properties are made up as follows:

	May 31, 2010	February 28, 2010

Oil and Gas Properties:
Proved, subject to depletion	$ -	$ 3,227,866
Unproved, not subject to depletion	4,137,068	8,223,155

	4,137,068	11,451,021
Accumulated depletion	-	(1,147,465)

Preliminary Oil and Gas Properties	4,137,068	10,303,556
Less: reclassified to Assets held for Sale (refer to Note 9)	-	(6,769,120)

Total Oil and Gas Properties	$ 4,137,068	$ 3,534,436

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, February 29, 2009	$ -	$ -	$ -
Incurred during the period	3,920,152	6,743,858	10,664,010
Reallocated to proven and subject to depletion	-	(2,440,855)	(2,440,855)

Preliminary unproven properties	3,920,152	4,303,003	8,223,155
Less: reclassified to Assets Held for Sale (refer to Note 9)	(385,716)	(4,303,003)	(4,688,719)

Balance, February 28, 2010	3,534,436	-	3,534,436
Incurred during the period	555,525	47,107	602,632

Balance, May 31, 2010	$ 4,089,961	$ 47,107	$ 4,137,068

As a result of the disposal of the Company's producing wells during the period and their prior reclassification to Assets Held for Sale, the Company did not record any depletion or production related to its proved oil and gas properties during the period.

NOTE 4 - PLAN OF MERGER

Merger Agreement and Plan of Merger

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

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 4 - PLAN OF MERGER (continued)

Merger Agreement and Plan of Merger (continued)

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

The original bridge loan and the line of credit bear interest at the lower of 12% or bank prime rate plus 7.00% calculated and paid on a monthly basis, of which $201,159 was paid through February 28, 2010 and a further $172,458 during the period. The line of credit is secured by way of a first-priority security interest in all of the Company's assets including the Company's interest in an area of mutual interest (" AMI") (including but not limited to all properties and leasehold within the East Holly Field in DeSoto Parish, Louisiana and the Buena Vista Prospect in Mississippi). In addition, the Company has agreed to assign permanent overriding royalty interests ("ORRI") to Guggenheim ranging from 2.5% (proportionately reduced from the Company's working interest) on any acreage now owned or hereafter acquired within the AMI. If the Company repaid the outstanding principal early, and an agreed rate of return had not been realized by Guggenheim, an additional ORRI of 5.5% would be added to the permanent ORRI until Guggenheim realizes the required rate of return, after which only the permanent ORRI would remain. Additionally, Guggenheim will participate through an associated company as a 10% working interest partner in the drilling and development of the Company's Buena Vista Prospect in Mississippi.

The Company paid financing fees of $415,600 in connection with the original bridge loan. The financing fees were being amortized over the life of the loan of which $249,277 was amortized through October 16, 2009. The then unamortized balance of $166,323 along with $1,093,617 of additional costs incurred in connection with the new line of credit will be amortized over the life of the line of credit to October 16, 2011. A total of $438,276 of this balance was amortized through February 28, 2010 leaving an unamortized balance of $1,070,941.

On April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources, for $28,159,604. The

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 5 - PROMISSORY NOTE (continued)

Company used part of the proceeds to retire its entire debt to Guggenheim and to re-acquire the overriding royalty interests granted to Guggenheim in the East Holly Field DeSoto property. The assets and liabilities related to this disposal were reclassified as of February 28, 2010 and along with the promissory note payable to Guggenheim totalling $10,278,485 were classified as Liabilities Held for Sale and the unamortized deferred financing costs totalling $1,070,941 were classified as Assets Held for Sale (refer to Note 9 ). As of May 31, 2010, the debt owed to Guggenheim was fully repaid and retired.

NOTE 6 - STOCKHOLDERS' EQUITY

(a)     Share Capital

The Company's capitalization is 600,000,000 common shares with a par value of $0.0001 per share.

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

On May 26, 2010, the Company corrected an administrative oversight regarding the Company's authorized share capital in relationship to the 1.5 to 1 forward split that was effective May 29, 2008, by filing a Certificate of Change with the Nevada Secretary of State, as of May 26, 2010. As a result, the Company's authorized capital was increased from 400,000,000 to 600,000,000 shares of common stock, par value $0.0001 per share. There was no change to the Company's issued and outstanding share capital.

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

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

(c)     Other issuances (continued)

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

The Company's share purchase warrants activity for the period ended May 31, 2010 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 29, 2009	6,000,000	$ 0.67	0.17
Issued	-	-	-
Expired	(4,270,500)	0.67	-
Exercised	(1,729,500)	0.67	-

Balance, February 29, 2010	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-

Balance, May 31, 2010	-	$ -	-

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
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

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

On September 22, 2009, the Company granted an aggregate of 3,000,000 stock options to Mark Witt, the Chief Financial Officer/Treasurer of the Company under the 2008 Stock Option Plan, as amended, with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options vesting when the Company has successfully raised equity funding in the amount of $10,000,000 and (b) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (d) 500,000 Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date would be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. (refer to Note 8).

On March 23, 2010, Mr. Witt resigned as the Chief Financial Officer/Treasurer of the Company. Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt agreed to a severance payment of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 500,000 common stock options, exercisable for two years at an exercise price of $1.25 per share (approved by the Board of Directors on March 25, 2010). The total fair value of these options at the date of grant was estimated at $296,600 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 2 years, a risk free interest rate of 1.04%, a dividend yield of 0% and expected volatility of 73.5% and was recorded as a stock based compensation expense in 2011.

On September 22, 2009, the Company granted an aggregate of 1,500,000 stock options to the President of the Company, under the 2008 Stock Option Plan, as amended, with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 500,000 Stock Options vesting at the one year anniversary date of the Trading Date, and (c) 500,000 Stock Options vesting at the second year anniversary date of the Trading Date. The exercise price at each vesting date would be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above.

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 7 - STOCK OPTION PLAN (continued)

On April 8, 2010, the 1,500,000 stock options noted above were cancelled and replaced by a grant of 500,000 fully vested stock options with an exercise price of $1.47 per share for a term of 10 years to replace the agreement of September 22, 2009. The total fair value of these options at the date of grant was estimated at $451,550 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 73.5% and was recorded as a stock based compensation expense in 2011.

As approved by the Board of Directors, on March 18, 2010, the Company granted a total of 1,000,000 stock options to a consultant of the Company at $1.15 per share for terms of ten years with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 100,000 Stock Options vesting immediately on effective date (b) 200,000 Stock Options vesting 90 days after effective date, (c) 200,000 Stock Options vesting 180 days after effective date and (d) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"). The total fair value of the initial 100,000 options as of March 18, 2010 was estimated at $77,800 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.44%, a dividend yield of 0% and expected volatility of 73.5% and was recorded as a stock based compensation expense in 2011.

As approved by the Board of Directors, on April 5, 2010, the Company granted a total of 450,000 fully vested stock options to five consultants of the Company at $1.40 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $441,630 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 73.5% and was recorded as a stock based compensation expense in 2011.

As approved by the Board of Directors, on April 8, 2010, the Company granted a total of 1,500,000 fully vested stock options to two officers and directors of the Company at $1.55 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,324,950 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 73.5% and was recorded as a stock based compensation expense in 2011.

The Company's stock option activity for the period ended May 31, 2010 is summarized as follows:
	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 28, 2009	6,200,000	$ 1.15	9.36
Granted	800,000	1.50	-
Exercised	-	-	-
Expired / cancelled	-	-	-

Balance, February 28, 2010	7,000,000	1.19	8.49
Granted	3,050,000	1.35	-
Exercised	-		-
Expired/cancelled	-		-

Balance, May 31, 2010	10,050,000	$ 1.25	8.45

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid a total of $169,959 in management fees to officers and directors of the Company for the period ended May 31, 2010 (2009 - $35,372).

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, the President/Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Newport a monthly salary of $15,000; (ii) the Company would grant an aggregate of 1,500,000 stock options (the "Stock Options") to Mr. Newport under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 500,000 Stock Options would vest when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 500,000 Stock Options would vest at the one year anniversary date of the Trading Date, and (c) 500,000 Stock Options would vest at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. As approved by the Board of Directors on April 8, 2010, the 1,500,000 stock options noted above were cancelled and replaced by a grant of 500,000 fully vested stock options with an exercise price of $1.47 per share for a term of 10 years.

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt, the Chief Financial Officer/Treasurer of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company would pay Mr. Witt a monthly salary of $10,000; (ii) the Company would grant an aggregate of 3,000,000 stock options (the "Stock Options") to Mr. Witt under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options would vest when the Company successfully raised equity funding in the amount of $10,000,000 and (b) 500,000 Stock Options would vest when the Company completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 500,000 Stock Options would vest at the one year anniversary date of the Trading Date, and (d) 500,000 Stock Options would vest at the second year anniversary date of the Trading Date. The exercise price at each vesting date would be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. On March 23, 2010 Mr. Witt resigned as the Chief Financial Officer/Treasurer of the Company. Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt was paid a severance of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 500,000 common stock options, exercisable for two years at an exercise price of $1.25 per share.

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

As at February 28, 2010, certain assets and liabilities disposed of or discharged directly or indirectly in connection with this transaction were classified as Assets or Liabilities Held for Sale. A summary of the items classified as Assets Held for Sale and Liabilities Held for Sale as at February 28, 2010 and April 22, 2010 is as follows:

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 9 - DISCONTINUED OPERATIONS (continued)

	April 22, 2010	February 28, 2010

ASSETS HELD FOR SALE
Accounts receivable - production	$ 154,278	$ 332,401
Deferred finance fees	1,070,941	1,070,941
Oil and Gas properties	8,179,347	6,769,120

TOTAL ASSETS HELD FOR SALE	$ 9,404,566	$ 8,172,462

LIABILITIES HELD FOR SALE
Accounts payable - development costs	$ 106,748	$ 108,566
Accounts payable - finance costs	822,605	822,605
Promissory note	12,021,670	10,278,485

TOTAL LIABILITIES HELD FOR SALE	$ 12,951,023	$ 11,209,656

The gain on disposal of the discontinued operations reported during the period was determined as follows:

PROCEEDS FROM DISPOSAL	$ 28,159,604

LESS:
Carrying value of total assets disposed of	(9,404,565)
Cost to buy out Guggenheim interest in properties disposed of	(5,420,922)
Other related costs	(87,138)
Provision for income taxes	(2,600,000)
ADD:
Accounts payable assumed by purchaser	106,748

(17,405,877)

NET GAIN ON DISPOSAL OF ASSETS AND LIABILITIES HELD FOR SALE	$ 10,753,727

MAINLAND RESOURCES INC.
(A Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(Unaudited)

NOTE 9 - DISCONTINUED OPERATIONS (continued)

For all periods presented, the results of the Company represent the results related to the disposed of wells, related properties and financing activities as discontinued operations. A summary of the components of the results of discontinued operations is as follows:

	Three Months Ended May 31,		Inception (May 12, 2006) to May 31,
	2010	2009	2010

REVENUES
Oil and gas revenue	$ -	$ 909,121	$ 2,924,179

GENERAL AND ADMINISTRATIVE EXPENSES
Operating costs and taxes	10,417	215,123	827,015
Depletion Allowance	-	24,918	1,147,465
Mineral property costs	-	-	14,510

	10,417	240,041	1,988,990

NET OPERATING INCOME (LOSS)	(10,417)	669,080	935,189
OTHER ITEMS
Interest expense	(172,458)	-	(373,617)
Finance costs	(10,000)	-	(448,276)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$ (192,875)	$ 669,080	$ 113,296

NOTE 10 -CONTINGENCIES

During August 2009, the Company was included in a third party lawsuit by a former director of the Company. The former Director has made certain allegations against the Company, as specifically described in the body of the Company's August 31, 2009 and November 30, 2009 filings on Form 10-Q and the February 28, 2010 10-K. Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended May 31, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" below.

Overview of our Business

We are a natural resource exploration company engaged in the acquisition and exploration of oil and gas properties in North America. We are currently focused on our interests in oil and gas prospects located in Louisiana and Mississippi.

Until recently, acting primarily through our joint venture with Petrohawk Energy Corporation, we have been concentrating on exploring and developing certain natural gas leases covering approximately 2,904 net acres in the East Holly Field of De Soto Parish, in the State of Louisiana.

Our joint venture agreement with Petrohawk contemplated the development of the Haynesville Shale on the East Holly Field leases, with Petrohawk as operator. We transferred 60% of our interest in the De Soto Parish leases to Petrohawk, but only with respect to the Haynesville Shale below the Cotton Valley formation - in other words, Petrohawk acquired 60% of our Company's interest in the leases at all depths below the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation). In return, Petrohawk agreed to, among other things, pay 100% of the costs of development associated with the first well drilled below the Cotton Valley formation, as well as costs up to and including pipeline connection. The first well, the Griffiths 11-1, began drilling in October 2008 and commenced production at the end of January 2009. Four additional producing wells have since been drilled and completed under our joint venture with Petrohawk.

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

We have retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,745 net acres with an estimated 65 net potential drilling locations. The five recent wells drilled by the original operator through the Hosston and Cotton Valley zones to the Haynesville formation calculate as productive.

Based on the available data and subject to financing, we plan to drill up to three wells as operator in the Hosston/Cotton Valley formations in 2010, and also to evaluate the shale gas production value of the Upper Bossier formation on the DeSoto Parish leases. We expect that these formations will provide continual solid pay with low risk and predictable development costs.

Our Buena Vista Prospect is located along the Gulf Coast Salt Basin in the Buena Vista area of Jackson County, Mississippi. Based on proprietary information gained from previous drilling, we believe an extension of the Haynesville Shale similar to the discovery region in Louisiana may exist there.

Our Company has entered into a joint area development agreement with American Exploration to jointly develop contiguous acreage comprising the Buena Vista Prospect. As operator on the Buena Vista Prospect, we recently issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well to be drilled on the Prospect. We intend to drill the well to a depth sufficient to evaluate the Haynesville Shale formation, currently expected to total 22,000 feet. The AFE estimates the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately US$13,550,000. Drilling is expected to commence in July 2010.

American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration has forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in favor of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of the joint area development agreement and related joint operating agreement with American Exploration).

We were previously required to pay 72% of the total cost to drill and complete the Burkley-Phillips No. 1 Well, for a 45.9% working interest. Due to American Exploration's inability to make its contribution in response to the cash call, we will now pay 90% of the total cost of the well to earn a 72% working interest, and Guggenheim Energy Opportunities, LLC ("Guggenheim") will pay 10% of the total cost to earn an 8% working interest. Accordingly, the respective working interests of the parties after completion are anticipated to be as follows: Mainland - 72%, American Exploration - 20%, and Guggenheim - 8%. This working interest breakdown will apply to the remainder of the leasehold and project area subject to compliance by American Exploration with all other terms and conditions of the joint area development. We currently hold interests in excess of 17,000 acres in the Buena Vista Prospect.

Plan of Operations

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

As indicated above, subject to sufficient financing, we intend to drill up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect in 2010, and to complete the drilling of the Burkley-Phillips No. 1 well on our Buena Vista Prospect in Mississippi and to acquire additional acreage adjacent to the Buena Vista Prospect. (See "Liquidity and Capital Resources" below.)

Results of Operations

The following table sets forth our results of operations from inception on May 12, 2006 to May 31, 2010 as well as for the three month periods ended May 31, 2010 and 2009.

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2010	Inception (May 12, 2006) to May 31, 2010

	(unaudited)	(unaudited)	(unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
Consulting Fees	$ 91,418	$ 151,134	$ 998,126
Management and rent fees - related party	169,959	35,372	560,943
Marketing expenses	596,492	17,495	2,077,624
Office and general	84,494	43,379	349,642
Professional fees	318,506	46,405	1,120,674
Salary expense	2,592,530	-	15,743,215

	3,853,399	293,785	20,850,224

NET OPERATING LOSS	(3,853,399)	(293,785)	(20,850,224)
OTHER ITEMS
Interest income	4,254	270	12,723
Gain on settlement of debt	-	-	33,239
Loss on abandonment on option deposit	-	-	(1,300,000)

NET LOSS FROM CONTINUING OPERATIONS	(3,849,145)	(293,515)	(22,104,262)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	10,560,851	669,080	10,867,022

NET INCOME (LOSS) FOR THE PERIOD	$ 6,711,706	$ 357,565	$ (11,237,240)

BASIC AND DILUTED LOSS PER COMMON SHARE:
From continuing operations	$ (0.05)	$ (0.00)
From discontinued operations	0.13	0.00

	$ 0.08	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	80,969,502	79,380,818
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	81,248,379

We did not generate any revenue during the three months ended May 31, 2010 or May 31, 2009.

During the three months ended May 31, 2010, we incurred general and administrative expenses of $3,853,399 compared to $293,785 incurred during the three months ended May 31, 2009. These general and administrative expenses included the following:

  consulting fees of $91,418 during the three months ended May 31, 2010 (2009 - $151,134), which decreased in 2010 as we required less consulting services while we focused on preparing for our drilling program;

  management and rent fees of $169,959 during the three months ended May 31, 2010 (2009 - $35,372), which increased in 2010 due to our expanded exploration program in Mississippi;

  marketing expenses of $596,492 during the three months ended May 31, 2010 (2009 - $17,495), which increased in 2010 due to the need for enhanced public disclosure regarding our proposed Merger with American Exploration, and regarding our change in emphasis to asset divestiture and building our acreage position in Mississippi;

  office and general expenses of $84,494 during the three months ended May 31, 2010 (2009 - $43,379), which increased in 2010 due to our expanded exploration program in Mississippi;

  professional fees of $318,506 during the three months ended May 31, 2010 (2009 - $46,405), which increased in 2010 due to our expanded exploration program in Mississippi, asset divestiture, setting up mezzanine financing program and the proposed merger with American Exploration;

  salary expenses of $2,592,530 during the three months ended May 31, 2010 (2009 - $Nil), which increased in 2010 due to stock option grants awarded during the period.

Our general and administrative expenses incurred during the three months ended May 31, 2010 compared to the three months ended May 31, 2009 increased primarily due to an increase in salary expenses from $Nil in 2009 to $2,592,530 in 2010. Our salary expenses were considerably higher in 2010 due to stock option grants awarded during the period.

As a result, our net operating loss during the three months ended May 31, 2010 was $3,853,399 compared to a net operating loss of $293,785 during the three months ended May 31, 2009.

During the three months ended May 31, 2010, we recorded other income in the amount of $4,254, consisting solely of interest income (2009 - $270). In addition, during the three months ended May 31, 2010, we recorded a $192,875 loss from discontinued operations (2009 - $669,080 income from discontinued operations), which was offset by a gain on disposal of discontinued operations of $10,753,726 (2009 - $Nil), net of tax expense of $2,600,000, in connection with the sale of our Company's Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana to EXCO Operating Company, LP. for $28,159,604 on April 22, 2010, but with an effective date of January 1, 2010. As a result, our net income for the three months ended May 31, 2010 was $6,711,706 (2009 - $375,565).

Liquidity And Capital Resources

As of May 31, 2010, we had total current assets of $9,244,613 and total current liabilities of $3,649,205, resulting in a working capital surplus of $5,595,408. As at May 31, 2010, our current assets were comprised of $9,185,813 in cash and $58,800 in prepaid expenses. As at May 31, 2010, current liabilities were comprised of accounts payable and accrued liabilities, drilling advances and income tax payable.

As noted above, during the quarter ended May 31, 2010, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010. We intend to apply the net proceeds to: (a) provide initial funding for the drilling of up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect in 2010; (b) fund the drilling of the Burkley-Phillips No. 1 well on the Buena Vista prospect in Mississippi; and (c) to retire our debt to Guggenheim. Additional funding will be required to complete our 2010-2011 operations program and to complete the merger with American Exploration. We anticipate that we will receive this funding from a variety of methods, including private placements of equity and/or debt instruments, entering into joint venture transactions with third parties, mezzanine financing, and cash flows from any successful wells.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We may finance these expenses, and any continuing long-term operating expenses, through the methods noted above, namely, private placements of equity and/or debt instruments, entering into joint venture transactions with third parties, mezzanine financing and cash flows from any successful wells.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of May 31, 2010 and February 28, 2010:

	As of May 31, 2010 (unaudited)	As of February 28, 2010
Cash	$9,185,813	$610,124
Working capital surplus (deficit)	$5,595,408	$(69,002)

Cash Flows from Operating Activities

For the three months ended May 31, 2010, net cash used in operating activities was ($945,336). For the three months ended May 31, 2009, net cash used in operating activities was ($313,907).

Cash Flows From Investing Activities

For the three months ended May 31, 2010, net cash flows used in investing activities was ($602,632), consisting of solely of investment in oil and gas property.

For the three months ended May 31, 2009, net cash flows used in investing activities was ($200,000), consisting of solely of deposit on properties.

Cash Flows From Financing Activities

Historically, we have financed our operations primarily from either the issuance of equity and debt instruments.

For the three months ended May 31, 2010, net cash provided by financing activities was $Nil compared to $500,000 for the three months ended May 31, 2009. Cash flows provided by financing activities in 2009 consisted of proceeds from the exercise of warrants.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of equity and/or debt securities. Our working capital requirements are expected to increase in line with the growth of our business.

Critical Accounting Policies and Estimates

Our condensed interim financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Basis of Presentation

The accompanying condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company be unable to continue as a going concern. Such adjustments could be material. These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Oil and Gas Properties

Our Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. Our Company currently operates solely in the United States.

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

Our Company applies a ceiling test to capitalized costs which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the estimated future net revenues from production of proven reserves at year end at market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

Asset Retirement Obligations

Our Company has adopted the provisions of FASB (Financial Accounting Standards Board) ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of May 31, 2010, there has been no asset retirement obligations recorded.

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

Financial Instruments

The fair value of our Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of May 31, 2010, our Company's cash and cash equivalents exceed federally insured limits by $8,935,813.

Earnings (Loss) Per CommonSshare

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of our Company. Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive. Using the treasury stock method, common stock equivalents are 278,877 shares issuable under stock options.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based Compensation

Our Company has adopted FASB ASC 718-10, "Compensation- Stock Compensation", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

Our Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended May 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. We do not expect that the adoption of ASU 2010-17 will have any material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Michael Newport (being our principal executive officer), and our Chief Financial Officer, William Thomas (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Chief Financial Officer have concluded that our Company's disclosure controls and procedures were effective as of May 31, 2010.

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

During August 2009, we were included in a third party lawsuit filed by Abigail Investments LLC against David Urquhart, a former director of our Company, in the United States District Court for the State of Nevada, Case No. 09-CV-1174. The lawsuit includes a counter-claim by David Urquhart and his personal holding company, Westhampton, Ltd., (together "Urquhart") against the Company and others. The Company's management is of the view that Urquhart has made certain allegations against it including, but not limited to, neglect in the issuance of shares of common stock and granting of stock options. On April 15, 2010 the Company's litigation attorney together with other defendant's litigation attorneys made applications to dismiss the claims of Urquhart. In granting in part and denying in part the various motions to dismiss, Mahan J., held that among other things Urquhart's claims against non-resident defendants by counterclaim should be dismissed, since Urquhart had failed to plead facts sufficient to establish that the court had specific or general jurisdiction over them. The court granted our Company's application to dismiss Urquhart's claims for fraud, conspiracy and aiding and abetting, for lack of sufficient particularity. The remainder of the Company's application to dismiss was itself dismissed, but without prejudice to our Company's right to reapply in the future, preferably after completion of discovery. Urquhart's application to amend his pleadings was withdrawn, but without prejudice to his application to reapply for leave to amend. Although we refute these allegations and believe that we should not be included in this action and that the claims contained within the complaint are without merit, it is possible that we may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

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

We are an exploration stage oil and gas company with a history of operating losses. We expect to continue to incur losses in the foreseeable future, and may never be profitable. Although our Company has realized revenues, as of May 31, 2010, we have an accumulated deficit during the exploration stage of $11,237,240. Further, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases on April 22, 2010, with an effective date of January 1, 2010, and we no longer have interests in any producing oil and gas properties. Accordingly, we do not expect positive cash flow from operations in the foreseeable future.

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

We sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010. We intend to apply the net proceeds to: (a) provide initial funding for the drilling of up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect in 2010; (b) fund the drilling of the Burkley-Phillips No. 1 well on the Buena Vista prospect in Mississippi; and (c) to retire our debt to Guggenheim. Additional funding will be required to complete our 2010-2011 operations program. We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from any successful wells.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits
Exhibit No.	Document
2.1	Merger Agreement and Plan of Merger between Mainland Resources, Inc. and American Exploration Corporation dated March 22, 2010 (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment, filed with Nevada Secretary of State March 11, 2008 (13)
3.3	Certificate of Amendment, filed with Nevada Secretary of State July 7, 2009 (3)
3.4	Certificate of Change filed with Nevada Secretary of State May 26, 2010 (4)
3.4	Bylaws (2)
10.1	Property Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)
10.2	Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006. (2)
10.3	Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008 (5)
10.4	Letter Agreement dated July 14, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation(6)
10.5	Assignment, Conveyance and Bill of Sale between Mainland Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008(7)
10.6	Agreement dated August 4, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (3)
10.7	Option Agreement between Mainland Resources Inc. and Westrock Land Corp. dated September 4, 2008. (3)
10.8	Agreement between Mainland Resources Inc. and VCS Group Inc. dated February 11, 2009. (3)
10.9	Senior Secured Bridge Loan by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the Lenders Signatory thereto, dated August 10, 2009.(8)
10.10	Executive Service Agreement between Mainland Resource, Inc. and Michael J. Newport, dated September 22, 2009.(9)
10.11	Executive Service Agreement between Mainland Resource, Inc. and Mark N. Witt, dated September 22, 2009.(10)
10.12

Senior Secured Advancing Line of Credit Agreement dated October 16, 2009 by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the financial institutions from time to time party thereto.(11)

10.13	Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC.(11)
10.14	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009.(11)
10.15	Purchase Agreement by and between Mainland Resources, Inc. and EXCO Operating Company, LP, dated March 12, 2010.(12)
10.16	Option Agreement between Mainland Resources, Inc. and Westrock Land Corp., dated June 22, 2009, as amended September 28, 2009. (13)
10.17	Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009. (13)
10.18	Operating Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009. (13)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer*

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
9. Incorporated by reference from Form 8-K filed with the SEC on October 2, 2009.
10. Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.
11. Incorporated by reference from Form 8-K filed with the SEC on October 23, 2009.
12. Incorporated by reference from Form 8-K filed with the SEC on March 19, 2010.
13. Incorporated by reference from Form 10-K filed with the SEC on June 1, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAINLAND RESOURCES INC.
Dated: July 12, 2010	By: "Michael J. Newport" Michael J. Newport, President/Chief Executive Officer
Dated: July 12, 2010	By: "William D. Thomas" William D. Thomas, Chief Financial Officer