Form 10-Q
period 2010-08-31
MAINLAND RESOURCES INC.
filed 2010-10-12
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐
     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:       000-52782

MAINLAND RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

90-0335743

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 21 Waterway Avenue, Suite 300
The Woodlands, TX

77380

(Address of principal executive offices)

(Zip Code)

(281) 469-5990

Registrant's telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒
   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐
   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ☐

 Accelerated filer   ☒

 Non-accelerated filer ☐
(Do not check if a smaller reporting company)

 Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  80,969,502 shares of common stock as of October 8, 2010.

MAINLAND RESOURCES, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

August 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited condensed interim financial statements of Mainland Resources, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Balance Sheets as of August 31, 2010 (unaudited) and February 28, 2010

5

Unaudited Statements of Operations for the three months ended August 31, 2010 and 2009, the six months ended August 31, 2010 and 2009 and from inception (May 12, 2006) to August 31, 2010

6

Unaudited Statements of Cash Flows for the six months ended August 31, 2010 and 2009 and from inception (May 12, 2006) to August 31, 2010

7

Unaudited Notes to Financial Statements

8

It is the opinion of management that the unaudited condensed interim financial statements for the three and six months ended August 31, 2010 and 2009 include all adjustments necessary in order to ensure that the unaudited condensed interim financial statements are not misleading. These unaudited condensed interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim condensed financial statements follow the same accounting policies and methods of their application as our Company's audited annual financial statements for the year ended February 28, 2010. All adjustments are of a normal recurring nature. These unaudited condensed interim financial statements should be read in conjunction with our Company's audited annual financial statements as of and for the year ended February 28, 2010.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

 August 31,
2010

 February 28,
2010

(Audited)

ASSETS

CURRENT ASSETS

Cash

$ 5,377,987

$ 610,124

Prepaid expenses

79,842

31,918

Total current assets

5,457,829

642,042

OIL AND GAS PROPERTIES, (Note 3)

Unproved

7,377,546

3,534,436

Total oil and gas properties

7,377,546

3,534,436

ASSETS HELD FOR SALE (Notes 3 and 9)

-

8,172,462

TOTAL ASSETS

$ 12,835,375

$ 12,348,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities

$ 493,549

$ 711,044

Drilling advances (Note 3)

511,334

-

Income taxes payable (Note 9)

1,600,000

-

TOTAL CURRENT LIABILITIES

2,604,883

711,044

LIABILITIES HELD FOR SALE (Notes 3, 5 and 9)

-

11,209,656

CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Note 6)

Common stock, 600,000,000 shares authorized with $0.0001 par value

Issued and outstanding - 80,969,502 common shares

8,097

8,097

(February 28, 2010 - 80,969,502)

Additional paid-in capital

22,333,540

18,369,089

Deficit accumulated during exploration stage

(12,111,145)

(17,948,946)

TOTAL STOCKHOLDERS' EQUITY

10,230,492

428,240

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY

$ 12,835,375

$ 12,348,940

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended August 31,

Six months ended August 31,

Inception (May 12, 2006) to August 31,

2010

2009

2010

2009

2010

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting fees (Note 6)

$ 93,043

$ 52,847

$ 184,461

$ 203,981

$ 1,091,169

Management fees - related party (Note 8)

116,697

49,000

286,656

84,372

677,640

Marketing expenses

-

44,508

596,492

62,003

2,077,624

Office and general

68,211

45,556

152,705

88,935

417,853

Professional fees

231,271

63,296

549,778

109,701

1,351,946

Salary expense (Note 7)

654,649

1,148,000

3,964,450

1,148,000

17,115,135

1,163,871

1,403,207

5,734,542

1,696,992

22,731,367

NET OPERATING LOSS

(1,163,871)

(1,403,207)

(5,734,542)

(1,696,992)

(22,731,367)

OTHER ITEMS

Gain on settlement of debt

-

-

-

-

33,239

Interest income

7,238

198

11,492

468

19,961

Loss on abandonment of option deposit (Note 3)

-

-

-

-

(1,300,000)

LOSS BEFORE INCOME TAX

(1,156,633)

(1,403,009)

(5,723,050)

(1,696,524)

(23,978,167)

      Federal income tax benefit from continuing
operations

1,000,000

-

1,000,000

-

1,000,000

 LOSS FROM CONTINUING
OPERATIONS

(156,633)

(1,403,009)

(4,723,050)

(1,696,524)

(22,978,167)

 DISCONTINUED OPERATIONS (Note 9)
    Income (loss) from discontinued operations
    Gain on disposal of discontinued
operations, net of tax expense of $2,600,000

-

-

191,357

-

(192,875)

10,753,726

860,436

-

113,296

10,753,726

INCOME FROM DISCONTINUED OPERATIONS

-

191,357

10,560,851

860,436

10,867,022

NET INCOME (LOSS) FOR THE PERIOD

$ (156,633)

$ (1,211,652)

$ 5,837,801

$ (836,088)

$(12,111,145)

BASIC AND DILUTED LOSS PER COMMON SHARE -CONTINUING OPERATIONS

$ (0.00)

$ (0.02)

$ (0.06)

$ (0.02)

BASIC AND DILUTED INCOME PER COMMON SHARE - DISCONTINUED OPERATIONS

$ 0.00

$ 0.00

$ 0.13

$ 0.01

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

$ (0.00)

$ (0.02)

$ 0.07

$ (0.01)

 BASIC AND DILUTED WEIGHTED
     AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

80,969,502

80,969,502

80,969,502

80,175,160

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended August 31,

Inception (May 12, 2006) to August 31,

2010

2009

2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$ 5,837,801

$ (836,088)

$ (12,111,145)

Less: income from discontinued operations, net of tax

(10,560,851)

(860,436)

(10,867,022)

Net income (loss) from continuing operations

(4,723,050)

(1,696,524)

(22,978,167)

    Adjustments to reconcile net income (loss) to net cash used in operating activities:

- Non-cash mineral property losses

-

1,271,201

- Stock-based compensation (Note 7)

3,964,450

1,148,000

17,115,136

- Non-cash consulting fees (Note 6)

-

16,125

16,125

- Donated services and expenses

-

-

14,420

CHANGES IN OPERATING ASSETS AND LIABILITIES

- Prepaid expenses

(47,924)

-

(79,842)

- Income tax payable

1,600,000

-

1,600,000

- Drilling advances

511,334

-

511,334

- Accounts payable and accrued liabilities

(217,494)

234,459

493,549

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

1,087,316

(297,940)

(2,036,244)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in oil and gas property

(3,843,110)

-

(7,326,746)

Deposit on properties

-

(500,000)

(1,300,000)

NET CASH USED IN INVESTING ACTIVITIES

(3,843,110)

(500,000)

(8,626,746)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on sale of common stock

-

-

3,988,516

Proceeds from exercised warrants

-

1,153,000

1,153,000

Advances from related party

-

-

83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES

-

1,153,000

5,224,755

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS

7,523,657

(398,094)

10,816,222

INCREASE (DECREASE) IN CASH

4,767,863

(43,034)

5,377,987

CASH, BEGINNING OF PERIOD

610,124

150,276

-

CASH, END OF PERIOD

$ 5,377,987

$ 107,242

$ 5,377,987

 SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest

$ 172,458

$ 11,958

$ 373,617

Cash paid for income taxes

$ -

$ -

$ -

Common stock issued for acquisition of mineral property

$ -

$ -

$ 4,440

Common stock issued for satisfaction of liability

$ -

$ -

$ 50,000

Common stock issued for consulting fees

$ -

$ 16,125

$ 16,125

Donated services and rent

$ -

$ -

$ 14,420

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mainland Resources Inc. (the "Company") is an exploration stage company as defined in FASB ASC 915 "Development Stage Entities". The Company was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration.  During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3).  The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States.   The Company began drilling its first well in October 2008 which was completed at the end of January 2009 and commenced production from the Haynesville Shale formation. Through April 2010, the Company had five wells at various stages of drilling, completion and production in the Haynesville Shale formation.  On April 22, 2010, the Company sold all its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana including the five producing wells (refer to Note 9).

On March 22, 2010, the Company and American Exploration Corporation ("AEC") entered into a definitive Merger Agreement and Plan of Merger (the "Merger Agreement") that contemplates a stock-for-stock merger to be effected under the laws of Nevada.  Under the terms of the Merger Agreement, the AEC stockholders will receive one share of the Company for every four shares of AEC common stock they own.  Currently, there are approximately 59,718,000 shares of AEC common stock outstanding, which would result in the issuance of approximately 14,929,500 shares of the Company's common stock to the former stockholders of AEC which would represent to approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The merger is be subject to various conditions, including approval of the respective stockholders of each of the Company and AEC and completion of due diligence.  The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval (refer to Note 4).

Going concern

The Company was incorporated on May 12, 2006. Although the Company has realized revenues, as of August 31, 2010, the Company has an accumulated deficit during the exploration stage of $12,111,145.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing.  During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during the year ended February 28, 2010, 1,729,500 warrants were exercised at $0.67 for net proceeds to the company of $1,153,000. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. On April 22, 2010, the entire outstanding balance owed on the secured line of credit was repaid from the proceeds of the sale of assets (refer to Note 3 and 5).

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on May 12, 2006 in the State of Nevada.  The Company's fiscal year end is February 28.

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States.

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

Asset retirement obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.  No AROs associated with legal obligations to retire oil and gas properties have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO.  The Company performs periodic reviews of its oil and gas properties long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

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

AUGUST 31, 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates (continued)

as deferred tax balances and asset impairment tests.  Further, depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose, plug, and restore the Company's properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of oil and natural gas are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

Financial instruments

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of August 31, 2010, the Company's cash and cash equivalents exceed federally insured limits by $5,127,987.

Earnings (loss) per common share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company.  Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive. Using the treasury stock method, the Company had no common stock equivalents issuable under stock options.

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

Income taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  At August 31, 2010, the Company has recorded a current income tax liability of $1,600,000 which is attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP (see Notes  3, 9).

Stock-based compensation

The Company has adopted FASB ASC 718-10, "Compensation - Stock Compensation", which requires compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 will have a material effect on the Company's financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events" (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and we adopted these new requirements for the period ended May 31, 2010.  The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718). ASU 2010-13 addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-13 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In April 2010, the issued ASU No. 2010-14," Accounting for Extractive Activities - Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update)".  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the Company's financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES

East Holly Prospect

On February 27, 2008, the Company entered into an option agreement (the "Option Agreement") with Kingsley Resources, Inc. ("Kingsley"), pursuant to which the Company acquired all the right, title and interest Kingsley had in and to certain leasehold estates in the state of Louisiana ("the Leases") which were the subject of a purchase agreement dated December 11, 2007, and modified February 1, 2008 (collectively, the "Leasehold Purchase Agreement") between Kingsley and Permian Basin Acquisition Fund ("Permian"), pursuant to which Kingsley had the right to acquire the sub-surface rights provided for in the Leases.  In order to complete the acquisition of the Leases the Company was required to pay $100,000 on April 2, 2008 to Kingsley and assume all of Kingsley's obligations under the Leasehold Purchase Agreement.  On March 14, 2008, the Company completed the Option agreement and the Leasehold Purchase Agreement at a total cost of $687,596, which includes the $100,000 that was paid on April 2, 2008, for approximately 2,551 net acres.  The property was included in the April 2010 sale to EXCO Operating Company LP (see Note 9).

On December 21, 2009, the Company acquired, under its agreement with Petrohawk, an additional 159.3 net acres for $412,985 and on December 23, 2009 the Company also acquired an additional 51.96 net acres in conjunction with Petrohawk for $94,731 within the Cotton Valley/Haynesville trend in the State of Louisiana.  A portion of these properties containing the area below the Cotton Valley/Hosston formations was included in the April 2010 sale to EXCO Operating Company LP (see Note 9).

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

Petrohawk Venture Agreement

On July 14, 2008, The Company entered into a binding venture agreement with Petrohawk Energy Corporation ("Petrohawk") for the joint development of Haynesville Shale on the Company's properties ("the Leases") in De Soto Parish, Louisiana. Effective August 4, 2008, the Company entered into a definitive binding agreement with Petrohawk consummating the transaction on July 14, 2008.

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

The Company will transfer 60% of its De Soto Parish leases to Petrohawk at closing, but only as the Leases relate to all depths below the base of the Cotton Valley Formation, and specifically Haynesville Shale. Petrohawk agrees to gather and market the Company's production from above the base of the Cotton Valley Formation, pursuant to a mutually acceptable agreement.

Griffiths 11- #1

The first well under the Petrohawk Agreement, the Griffiths 11 - #1, began drilling in October 2008.  The well commenced production at the end of January 2009. The Company owned a 40% working interest in the well. The well was included in the April 2010 sale to EXCO Operating Company LP (see Note 9).

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Stevenson Douglas LLC. 16 - #1

The second well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in April 2009. The well commenced production in March, 2010. The Company owned a 19.09% working interest in the well. The well was included in the April 2010 sale to EXCO Operating Company LP (see Note 9).

Dehan 15 - #1-H

The third well under the Petrohawk Agreement, the Dehan 15 - #1-H, began drilling in May 2009. The well commenced production in August 2009. The Company owned a 25.73% working interest in the well. The well was included in the April 2010 sale to EXCO Operating Company LP (see Note 9).

International Paper 12H-1

The fourth well under the Petrohawk Agreement, the International Paper 12 - #1H commenced production in April 2010. The Company owned a 20.58% working interest in the well. The well was included in the April 2010 sale to EXCO Operating Company LP (see Note 9).

Paul Little 7H-#1

The fifth well under the Petrohawk Agreement is the Paul Little 7H - #1.  Drilling was completed in May 2010 and is waiting on completion.  The Company owned a 20.54% working interest in the well. The well was included in the April 2010 sale to EXCO Operating Company LP (see Note 9).

Exco Operating Company, LP - Sale

On April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources, for $28,159,604 effective January 1, 2010.  The Company sold its 40% working interest in all rights deeper than the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation and includes all of the Company's producing wells as described above) in East Holly Field.  The Company continues to own a 100% interest in all rights above this depth and specifically, in the Cotton Valley, Hosston and Upper Bossier formations.

The proceeds of the sale are being used to fund the drilling of the initial well (designated as the Burkley-Phillips No. 1 Well) on its Buena Vista prospect in Jefferson County, Mississippi and to retire its debt to Guggenheim Partners LLC ("Guggenheim"). (Refer to Note 9).

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

AUGUST 31, 2010

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Buena Vista -Mississippi Haynesville/Bossier Prospect

On June 22, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009.  On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acres subject to the Option Agreement.  The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009, the Company paid an additional $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060.  During fiscal 2010, the Company acquired approximately an additional 861 net acres for $122,376 and subsequent to year end the Company acquired approximately an additional 8,573 net acres at a cost of $556,258. The Company's total acreage as of August 31, 2010 is approximately 17,838 net acres, with net revenue interests ranging from 71.00% to 78.34%. Total cost to date of acquiring leases is $3,967,962.

Burkley-Phillips No. 1

During the period the Company began preparations to drill the first well on the Buena Vista Prospect. Drilling commenced on July 21, 2010.  The Company's working interest in the well is 72%. The Company will fund 90% of the well costs to earn its 72% interest in the well. Guggenheim Partners LLC will fund 10% of the well costs in order to earn an 8% working interest in the well. Guggenheim funded its portion of dry hole cost of $865,000 in advance of which $511,334 remains unexpended as of August 31, 2010.

Burkley-Phillips No. 1 (continued)

Effective on September 17, 2009, the Board of Directors of the Company authorized the execution of a letter agreement (the "Letter Agreement") with American Exploration Corporation, a Nevada corporation ("AEC") to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the "Joint Development Project"). In accordance with the terms and provisions of the Letter Agreement: (i) AEC agreed to commit approximately 5,000 net acres and the Company agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) the Company shall be the operator of the Joint Development Project; (iii) the Company agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and (iv) AEC agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Development Project. Also in accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project will be split on a 51% / 49% basis between the Company and AEC, respectively. The Company was required to acquire the acreage committed to the Joint Development Project from an unrelated third party on or before October 15, 2009 otherwise the Letter Agreement would terminate and would no longer be in force and effect.  The Company completed the transaction as per above paragraph.

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

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Western Mississippi Prospect

On July 21, 2010, the Company acquired a 100% working interest in 1,258 net acres in western Mississippi within the same general geological region as the Buena Vista Project in Jefferson County, Mississippi at a cost of $105,746.

The Company's Oil and Gas properties are made up as follows:

 August 31,
2010

February 28, 2010

Oil and Gas Properties:

Proved, subject to depletion

$ -

$ 3,227,866

Unproved, not subject to depletion

7,377,546

8,223,155

7,377,546

11,451,021

Accumulated depletion

-

(1,147,465)

Preliminary Oil and Gas Properties

7,377,546

10,303,556

Less: reclassified to Assets held for Sale (refer to Note 9)

-

(6,769,120)

Total Oil and Gas Properties

$ 7,377,546

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

661,271

3,181,839

3,843,110

Balance, August 31, 2010

$ 4,195,707

$ 3,181,839

$ 7,377,546

As a result of the disposal of the Company's producing wells during the period and their prior reclassification to assets held for sale, the Company did not record any depletion or production related to its proved oil and gas properties during the period.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

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

Under the terms of the Merger Agreement, AEC's stockholders will receive one share of the Company for every four shares of AEC common stock they own.  Currently, there are approximately 59,718,000 shares of AEC common stock outstanding, which would result in the issuance of approximately 14,929,500 shares of the Company's common stock to the former stockholders of AEC upon completion of the merger.  The former AEC stockholders would then own approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The Merger also contemplates that all outstanding common stock options of AEC and all outstanding share purchase warrants of AEC will be replaced with non-transferable stock options and non-transferable common stock purchase warrants of the Company under similar terms and conditions as the original AEC options and share purchase warrants.  The number of replacement options and warrants issuable will be determined with reference to the above four to one share exchange ratio.  The replacement options will be exercisable at a price of $1.50 per share.  The Merger Agreement provides that not more than 15,000,000 shares of the Company's common stock shall be issued in exchange for shares of AEC.

The merger is subject to various conditions, including approval of the respective stockholders of each of AEC and the Company, completion of fairness opinions by both parties and completion by each party to its satisfaction, due diligence investigation of the other party's business and affairs to determine the feasibility, economic or otherwise.  Both parties have obtained their respective fairness opinions. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval. The Company and AEC have agreed to extend the Merger Agreement and Plan of Merger between the parties dated March 22, 2010, as amended by a Letter Agreement dated July 28, 2010. Mainland and American Exploration have entered into an amending agreement dated September 7, 2010 which extends the Termination Date to December 31, 2010.

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

The original bridge loan and the line of credit bear interest at the lower of 12% or bank prime rate plus 7% calculated and paid on a monthly basis, of which $201,159 was paid through February 28, 2010 and $172,458 was paid during the six months ended August 31, 2010.  The line of credit is secured by way of a first-priority security interest in all of the Company's assets including the Company's interest in an area of mutual interest (" AMI") (including but not limited to all properties and leasehold within the East Holly Field in DeSoto Parish, Louisiana and the Buena Vista Prospect in Mississippi).  In addition, the Company has agreed to assign permanent overriding royalty interests ("ORRI") to Guggenheim ranging from 2.5% (proportionately reduced from the Company's working interest) on any acreage now owned or hereafter acquired within the AMI. If the Company repaid the outstanding principal early, and an agreed rate of return has not been realized by Guggenheim, an additional ORRI of 5.5% will be added to the permanent ORRI until Guggenheim realizes the required rate of return, after which only the permanent ORRI will remain.  Additionally, Guggenheim will participate through an associated company as a 10% working interest partner in the drilling and development of the Company's Buena Vista Prospect in Mississippi.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 5 - PROMISSORY NOTE (continued)

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

On April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources, for $28,159,604.  The Company used part of the proceeds to retire its entire debt to Guggenheim and to re-acquire the overriding royalty interests granted to Guggenheim in the East Holly Field DeSoto property.  The assets and liabilities related to this disposal were reclassified as of February 28, 2010 and along with the promissory note payable to Guggenheim totalling $10,278,485 were classified as liabilities held for sale and the unamortized deferred financing costs totalling $1,070,941 were classified as assets held for sale (refer to Note 9 ).  As of August 31, 2010, the debt owed to Guggenheim has been fully repaid and retired.

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

On May 26, 2010 the Company corrected an administrative oversight regarding the Company's authorized share capital in relationship to the 1.5 to 1 forward split that was effective May 29, 2008, by filing a Certificate of Change with the Nevada Secretary of State, as of May 26, 2010.  As a result, the Company's authorized capital has been increased from 400,000,000 to 600,000,000 shares of common stock, par value $0.0001 per share.  There was no change to the Company's issued and outstanding share capital.

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

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY  (continued)

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

(d)        Share Purchase Warrants

The Company's share purchase warrants activity for the period ended August 31, 2010 is summarized as follows:

Number of Warrants

 Weighted average exercise
Price per share

 Weighted average remaining
In contractual life (in years)

Balance, February 29, 2009

6,000,000

$ 0.67

0.17

Issued

-

-

-

Expired

(4,270,500)

0.67

-

Exercised

(1,729,500)

0.67

-

Balance, February 29, 2010

-

-

-

Issued

-

-

-

Expired

-

-

-

Exercised

-

-

-

Balance, August 31, 2010

-

$ -

-

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

AUGUST 31, 2010

(Unaudited)

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

As approved by the Board of Directors, on April 7, 2008, the Company granted 4,200,000 fully vested stock options to certain officers, directors and management of the Company at $0.59 per share for terms of ten years.  The total fair value of these options at the date of grant was estimated to be $2,457,000 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 260% and was recorded as  stock based compensation expense in fiscal 2009.

As approved by the Board of Directors, between July 9, 2008 and August 19, 2008, the Company granted a total of 2,700,000 fully vested stock options to certain officers and directors of the Company at prices ranging from $2.10 per share to $3.18 per share for terms of ten years.  The total fair value of these options at the date of grant was estimated to be $7,157,685 and was determined using the Black-Scholes option pricing model with the following assumptions; expected lives of 5 years, risk free interest rates ranging from 3.07% - 3.12%, dividend yields of 0% and expected volatility of 260% and was recorded as  stock based compensation expense in fiscal 2009.

As approved by the Board of Directors, on November 18, 2008, the Company granted a total of 500,000 fully vested stock options to a director of the Company at $2.50 per share for terms of ten years.  The total fair value of these options at the date of grant was estimated to be $1,182,500 and was determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.22%, a dividend yield of 0% and expected volatility of 260% and was recorded as stock based compensation expense in fiscal 2009.

As approved by the Board of Directors, on February 4, 2009, the Company granted a total of 600,000 fully vested stock options to two directors of the Company at $1.50 per share for terms of ten years.  The total fair value of these options at the date of grant was estimated at $1,197,000 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 260% and was recorded as  stock based compensation expense in fiscal 2009.

Also effective February 4, 2009, the Company cancelled 1,800,000 previously granted and fully vested options to a former director at $0.59 per share and re-priced to $1.50 per share 3,200,000 previously granted and fully vested options with original exercise prices ranging from $2.10 per share to $3.18 per share with all other terms remaining unchanged from the original issuances.  The estimated incremental fair value resulting from the modification of these options of $8,500 was recorded as  stock based compensation expense in fiscal 2009.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 7 - STOCK OPTION PLAN (continued)

As approved by the Board of Directors, on August 14, 2009, the Company granted a total of 800,000 fully vested stock options to two directors of the Company at $1.50 per share for terms of ten years.  The total fair value of these options at the date of grant was estimated at $1,148,000 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.51%, a dividend yield of 0% and expected volatility of 260% and was recorded as  stock based compensation expense in fiscal 2010.

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

On March 23, 201,0 Mr. Witt resigned as the Chief Financial Officer/Treasurer of the Company.  Under the terms of his separation and release agreement with the Company dated March 26, 2010, Mr. Witt agreed to a severance payment of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 500,000 commons stock options, exercisable for two years at an exercise price of $1.25 per share ( approved by the Board of Directors on March 25, 2010).  The total fair value of these options at the date of grant was estimated at $385,950 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 2 years, a risk free interest rate of 1.04%, a dividend yield of 0% and expected volatility of 103.4% and was recorded as stock based compensation expense in fiscal 2011.

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

On April 8, 2010, the 1,500,000 stock options noted above were cancelled and replaced by a grant of 500,000 fully vested stock options with an exercise price of $1.47 per share for a term of 10 years to replace the agreement of September 22, 2009. The total fair value of these options at the date of grant was estimated at $581,900 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 109.9% and was recorded as stock based compensation expense in fiscal 2011.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 7 - STOCK OPTION PLAN (continued)

As approved by the Board of Directors, on March 18, 2010, the Company granted a total of 1,000,000 stock options to a consultant of the Company at $1.15 per share for terms of ten years with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 100,000 Stock Options vesting immediately on effective date (b) 200,000 Stock Options vesting 90 days after effective date, (c) 200,000 Stock Options vesting 180 days after effective date and (d) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"). The total fair value of the initial 100,000 options as of March 18, 2010 was estimated at $99,600 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.44%, a dividend yield of 0% and expected volatility of 111.2% and was recorded as stock based compensation expense in fiscal 2011.  The total fair value of the second tranche of 200,000 options as of June 16, 2010 was estimated at $183,200 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.06%, a dividend yield of 0% and expected volatility of 98.3% and was recorded as stock based compensation expense in fiscal 2011.

As approved by the Board of Directors, on April 5, 2010, the Company granted a total of 450,000 fully vested stock options to five consultants of the Company at $1.40 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $509,040 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 92.1% and was recorded as stock based compensation expense in fiscal 2011.

As approved by the Board of Directors, on April 15, 2010, the Company granted a total of 1,500,000 fully vested stock options to two officers and directors of the Company at $1.55 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,733,250 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 109.9% and was recorded as stock based compensation expense in fiscal 2011.

Effective August 23, 2010, the Company granted an aggregate of 3,500,000 stock options to the Company's Chief Executive Officer under terms as follows: (a) 1,500,000 Stock Options vesting on the grant date at an exercise price of $0.44 per share and (b) a further 750,000 Stock Options vesting upon successful completion by the Company during the term of the executive agreement referred to below, of an equity or debt financing of at least $5 million and (c) a further 750,000 Stock options vesting upon successful closing by the Company during the term of the executive services agreement of an agreement with any third party investing equity partner which allows for the initiation of drilling on the Cotton Valley/Hosston formations in the East Holly Field located in Louisiana and (d) a further 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with the NYSE Amex Equities during the term of the executive services agreement.  The exercise price at each vesting date for items (b), (c) and (d) shall be equal to the 15 previous days weighted average closing share price of the Company's common shares from the date of successful completion of the requirements for vesting.  The total fair value of the initial 1,500,000 options as of August 23, 2010 was estimated at $471,450 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.43%, a dividend yield of 0% and expected volatility of 94.4% and was recorded as stock based compensation expense in fiscal 2011.

Salary expense for the three month period ending May 31, 2010 was understated in the 10-Q submitted for that period due to exclusion of appropriate historical data for determination of volatility factors for Black-Scholes valuation of stock options issued during the period.  The 10-Q for the quarter ending May 31, 2010 will be amended to reflect the correction of salary expense.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 7 - STOCK OPTION PLAN (continued)

The Company's stock option activity for the period ended August 31, 2010 is summarized as follows:

Number of Options

 Weighted average exercise
Price per share

 Weighted average remaining
In contractual life (in years)

Balance, February 28, 2009

6,200,000

$ 1.15

9.36

Granted

5,300,000

1.16

-

Exercised

-

-

-

Expired / cancelled

-

-

-

Balance, February 28, 2010

11,500,000

1.15

8.49

Granted

7,450,000

1.29

-

Exercised

-

-

Expired/cancelled

(4,70,000)

-

Balance, August 31, 2010

14,250,000

$ 1.05

8.32

Vested as of August 31, 2010

11,550,000

$ 1.14

8.32

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid a total of $286,656 in management fees to officers and directors of the Company for the six month period ended August 31, 2010 (2009 - $84,372) and $677,640 since inception.  Management fees were $116,697 and $49,000 for the three months period ended August 31, 2010 and 2009, respectively.

The Company has paid $26,700 (2009-Nil) to an officer and director of the Company to provide office space and office services for the period ended August 31, 2010 and $26,700 since inception.

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

AUGUST 31, 2010

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

Effective August 23, 2010, the Board of Directors authorized the execution of a two-year executive service agreement with Nicholas W. Atencio, the Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Atencio a monthly salary of $25,000; (ii) the Company would grant an aggregate of 3,500,000 stock options (the "Stock Options") to Mr. Atencio under its 2010 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options shall vest on the effective date of the executive services agreement at an exercise price of $0.44 per share and (b) a further 750,000 Stock Options would vest upon successful completion by the Company during the term of the executive agreement of an equity or debt financing of at least $5 million and (c) a further 750,000 Stock options would vest upon successful closing by the Company during the term of the executive services agreement of an agreement with any third party investing equity partner which allows for the initiation of drilling on the Cotton Valley/Hosston formations in the East Holly Field located in Louisiana and (d) a further 500,000 Stock Options would vest when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities") during the term of the executive services agreement.  The exercise price at each vesting date for items (b), (c) and (d) shall be equal to the 15 previous days weighted average closing share price of the Company's common shares from the date of successful completion of the requirements for vesting.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

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

 April 22,
2010

February 28, 2010

ASSETS HELD FOR SALE

Accounts receivable - production

$ 154,278

$ 332,401

Deferred finance fees

1,070,941

1,070,941

Oil and gas properties

8,179,347

6,769,120

TOTAL ASSETS HELD FOR SALE

$ 9,404,566

$ 8,172,462

LIABILITIES HELD FOR SALE

Accounts payable - development costs

$ 106,748

$ 108,566

Accounts payable - finance costs

822,605

822,605

Promissory note

12,021,670

10,278,485

TOTAL LIABILITIES HELD FOR SALE

$ 12,951,023

$ 11,209,656

The gain on disposal of discontinued operations reported during the period was determined as follows:

PROCEEDS FROM DISPOSAL

$ 28,159,604

LESS:

Carrying value of total assets disposed of

(9,404,566)

Cost to buy out Guggenheim interest in properties disposed of

(5,420,922)

Other related costs

(87,138)

Provision for income taxes

(2,600,000)

ADD:

Accounts payable assumed by purchaser

106,748

(17,405,878)

NET GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

$ 10,753,726

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 9 - DISCONTINUED OPERATIONS (continued)

For all periods presented, the results of the Company represent the results related to the disposed of wells, related properties and financing activities as discontinued operations.  A summary of the components of the results of discontinued operations is as follows:

Six months ended August 31,

 Inception
(May 12, 2006) to August 31,

2010

2009

2010

REVENUES

Oil and gas revenue

$ -

$ 1,484,353

$ 2,924,179

GENERAL AND ADMINISTRATIVE EXPENSES

Operating costs and taxes

10,417

410,609

827,015

Depletion allowance

-

118,397

1,147,465

Mineral property costs

-

-

14,510

10,417

529,006

1,988,990

NET OPERATING INCOME (LOSS)

(10,417)

955,347

935,189

OTHER ITEMS

Interest expense

(172,458)

(11,958)

(373,617)

Finance costs

(10,000)

(82,953)

(448,276)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

$ (192,875)

$ 860,436

$ 113,296

NOTE 10 - SUBSEQUENT EVENTS

On September 27, 2010, the Company approved an unsecured promissory loan of $60,000 to American Exploration Corp (See Note 4).  The note has a maturity date of December 31, 2010 and an interest rate of 12% per annum.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2010

(Unaudited)

NOTE 11 -CONTINGENCIES

During August 2009, the Company was included in a third party lawsuit by a former director of the Company. The former Director has made certain allegations against the Company, as specifically described in the body of the Company's August 31, 2009 and November 30, 2009 filings on Form 10-Q and the February 28, 2010 10-K. Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency. The amount of such loss, if any, could not previously be reasonably estimated and accordingly, no amount has been recorded.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended August 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended August 31, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" below.

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

Our Company has entered into a joint area development agreement with American Exploration to jointly develop contiguous acreage comprising the Buena Vista Prospect.  As operator on the Buena Vista Prospect, we recently issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well to be drilled on the Prospect.  We intend to drill the well to a depth sufficient to evaluate the Haynesville Shale formation, currently expected to total 22,000 feet.  The AFE estimates the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately $13,550,000.  Drilling commenced on July 21, 2010.

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

As indicated above, subject to sufficient financing, we intend to drill up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect, and to complete the drilling of the Burkley-Phillips No. 1 well on our Buena Vista Prospect in Mississippi.  (See "Liquidity and Capital Resources" below.)

Results of Operations

The following table sets forth our results of operations from inception on May 12, 2006 to August 31, 2010 as well as for the three and six month periods ended August 31, 2010 and 2009.

Three months ended August 31,

Six months ended August 31,

Inception (May 12, 2006) to August 31,

2010

2009

2010

2009

2010

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting fees

$ 93,043

$ 52,847

$ 184,461

$ 203,981

$ 1,091,169

Management fees - related party

116,697

49,000

286,656

84,372

677,640

Marketing expenses

-

44,508

596,492

62,003

2,077,624

Office and general

68,211

45,556

152,705

88,935

417,853

Professional fees

231,271

63,296

549,778

109,701

1,351,946

Salary expense

654,649

1,148,000

3,964,450

1,148,000

17,115,135

1,163,871

1,403,207

5,734,542

1,696,992

22,731,367

NET OPERATING LOSS

(1,163,871)

(1,403,207)

(5,734,542)

(1,696,992)

(22,731,367)

OTHER ITEMS

Gain on settlement of debt

-

-

-

-

33,239

Interest income

7,238

198

11,492

468

19,961

Loss on abandonment of option deposit

-

-

-

-

(1,300,000)

LOSS BEFORE INCOME TAX

(1,156,633)

(1,403,009)

(5,723,050)

(1,696,524)

(23,978,167)

      Federal income tax benefit from continuing
operations

1,000,000

-

1,000,000

-

1,000,000

 LOSS FROM CONTINUING
OPERATIONS

(156,633)

(1,403,009)

(4,723,050)

(1,696,524)

(22,978,167)

 DISCONTINUED OPERATIONS
    Income (loss) from discontinued operations
    Gain on disposal of discontinued
Operations, net of tax expense of $2,600,000

-

-

191,357

-

(192,875)

10,753,726

860,436

-

113,296

10,753,726

INCOME FROM DISCONTINUED OPERATIONS

-

191,357

10,560,851

860,436

10,867,022

NET INCOME (LOSS) FOR THE PERIOD

$ (156,633)

$ (1,211,652)

$ 5,837,801

$ (836,088)

$(12,111,145)

BASIC AND DILUTED LOSS PER COMMON SHARE -CONTINUING OPERATIONS

$ (0.00)

$ (0.02)

$ (0.06)

$ (0.02)

BASIC AND DILUTED INCOME PER COMMON SHARE - DISCONTINUED OPERATIONS

$ 0.00

$ 0.00

$ 0.13

$ 0.01

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

$ (0.00)

$ (0.02)

$ 0.07

$ (0.01)

 BASIC AND DILUTED WEIGHTED
      AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

80,969,502

80,969,502

80,969,502

80,175,160

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

We did not generate any revenue during the three months ended August 31, 2010 or August 31, 2009.

During the three months ended August 31, 2010, we incurred general and administrative expenses of $1,163,871 compared to $1,403,207 incurred during the three months ended August 31, 2009.  These general and administrative expenses included the following:

  consulting fees of $93,043 during the three months ended August 31, 2010 (2009 - $52,847), which increased in 2010 as we ramped up consulting services while preparing for our drilling program;

  management and rent fees of $116,697 during the three months ended August 31, 2010 (2009 - $49,000), which increased in 2010 due to our expanded exploration program in Mississippi;

  marketing expenses of $Nil during the three months ended August 31, 2010 (2009 - $44,508), which decreased in 2010 as a result of our reduced focus on marketing during the 2010 period;

  office and general expenses of $68,211 during the three months ended August 31, 2010 (2009 - $45,556), which increased in 2010 due to our expanded exploration program in Mississippi;

  professional fees of $231,271 during the three months ended August 31, 2010 (2009 - $63,296), which increased in 2010 due to our expanded exploration program in Mississippi, asset divestiture, setting up mezzanine financing program and the proposed merger with American Exploration;

  salary expenses of $654,649 during the three months ended August 31, 2010 (2009 - $1,148,000), which decreased in 2010 due to a lower value of stock option grants awarded during the 2010 period.

Our general and administrative expenses incurred during the three months ended August 31, 2010 compared to the three months ended August 31, 2009 decreased primarily due to a decrease in salary expenses from $1,148,000 in 2009 to $654,649 in 2010.  Our salary expenses were considerably higher in 2009 due to stock option grants awarded during the period.

As a result of the above, our net operating loss during the three months ended August 31, 2010 was $(1,163,871) compared to a net operating loss of $(1,403,207) during the three months ended August 31, 2009.

During the three months ended August 31, 2010, we recorded other income in the amount of $7,238, consisting solely of interest income (2009 - $198), and we recorded a federal income tax benefit from continuing operations of $1,000,000 (2009 - $Nil).  As a result, our loss from continuing operations for the three months ended August 31, 2010 was $(156,633) (2009 - loss of $(1,403,009)).

During the three months ended August 31, 2010, we recorded a $Nil income/loss from discontinued operations (2009 - $191,357 income from discontinued operations).  As a result, our net loss for the three months ended August 31, 2010 was $(156,633) (2009 - net loss of $(1,211,652).

Six Months Ended August 31, 2010 Compared to Six Months Ended August 31, 2009

We did not generate any revenue during the six months ended August 31, 2010 or August 31, 2009.

During the six months ended August 31, 2010, we incurred general and administrative expenses of $5,734,542 compared to $1,696,992 incurred during the six months ended August 31, 2009.  These general and administrative expenses included the following:

  consulting fees of $184,461 during the six months ended August 31, 2010 (2009 - $203,981), which decreased in 2010 as we required less consulting services while we focused on preparing for our drilling program;

  management and rent fees of $286,656 during the six months ended August 31, 2010 (2009 - $84,372), which increased in 2010 due to our expanded exploration program in Mississippi;

  marketing expenses of $596,492 during the six months ended August 31, 2010 (2009 - $62,003), which increased in 2010 due to the need for enhanced public disclosure regarding our proposed Merger with American Exploration, and regarding our change in emphasis to asset divestiture and building our acreage position in Mississippi;

  office and general expenses of $152,705 during the six months ended August 31, 2010 (2009 - $88,935), which increased in 2010 due to our expanded exploration program in Mississippi;

  professional fees of $549,778 during the six months ended August 31, 2010 (2009 - $109,701), which increased in 2010 due to our expanded exploration program in Mississippi, asset divestiture, setting up mezzanine financing program and the proposed merger with American Exploration;

  salary expenses of $3,964,450 during the six months ended August 31, 2010 (2009 - $1,148,000), which increased in 2010 due to stock option grants awarded during the period.

Our general and administrative expenses incurred during the six months ended August 31, 2010 compared to the six months ended August 31, 2009 increased primarily due to an increase in salary expenses from $1,148,000 in 2009 to $3,964,450 in 2010.  Our salary expenses were considerably higher in 2010 due to stock option grants awarded during the period.

As a result of the above, our net operating loss during the six months ended August 31, 2010 was $(5,734,542) compared to a net operating loss of $(1,696,992) during the six months ended August 31, 2009.

During the six months ended August 31, 2010, we recorded other income in the amount of $11,492, consisting solely of interest income (2009 - $468).  In addition, during the six months ended August 31, 2010, we recorded a $192,875 loss from discontinued operations (2009 - $860,436 income from discontinued operations), which was offset by a gain on disposal of discontinued operations of $10,753,726 (2009 - $Nil), net of tax expense of $2,600,000, in connection with the sale of our Company's Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana to EXCO Operating Company, LP. for $28,159,604 on April 22, 2010, but with an effective date of January 1, 2010.  As a result, our net income for the six months ended August 31, 2010 was $5,837,801 (2009 - net loss of $836,088).

Liquidity And Capital Resources

As of August 31, 2010, we had total current assets of $5,457,829 and total current liabilities of $2,604,883 resulting in a working capital surplus of $2,852,946.  At August 31, 2010, our current assets were comprised of $5,377,987 in cash and $79,842 in prepaid expenses.  At August 31, 2010, current liabilities were comprised of accounts payable and accrued liabilities of $493,548, drilling advances of $511,334 and current income taxes of $1,600,000.

As noted above, during the six months ended August 31, 2010, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010.  We have applied the net proceeds to: (a) provide initial funding for the drilling of up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect in 2010; (b) fund the drilling of the Burkley-Phillips No. 1 well on the Buena Vista prospect in Mississippi; and (c) to retire our debt to Guggenheim.  Additional funding will be required to complete our 2010-2011 operations program and to complete the merger with American Exploration.  We anticipate that we will receive this funding from a variety of methods, including private placements of equity and/or debt instruments, entering into joint venture transactions with third parties, mezzanine financing, and cash flows from any successful wells.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of August 31, 2010 and February 28, 2010:

 As of
August 31, 2010
(Unaudited)

 As of
February 28, 2010

Cash

$

5,377,987

$

610,124

Working capital surplus (deficit)

$

2,852,946

$

(69,002)

Cash Flows from Operating Activities

For the six months ended August 31, 2010, net cash provided by operating activities was $1,087,316.  For the six months ended August 31, 2009, net cash used in operating activities was $297,940.

Cash Flows From Investing Activities

For the six months ended August 31, 2010, net cash flows used in investing activities was $3,843,110, consisting solely of investment in oil and gas property.

For the six months ended August 31, 2009, net cash flows used in investing activities was $500,000, consisting solely of deposit on properties.

Cash Flows From Financing Activities

Historically, we have financed our operations primarily from either the issuance of equity or debt instruments.

For the six months ended August 31, 2010, net cash provided by financing activities was $Nil compared to $1,153,000 for the six months ended August 31, 2009.  Cash flows provided by financing activities in 2009 consisted of proceeds from the exercise of warrants.

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

Basis of Presentation

The accompanying condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.  Such adjustments could be material.  These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated.  No AROs associated with legal obligations to retire oil and gas properties have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO.  The Company performs periodic reviews of its oil and gas properties long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of August 31, 2010, our Company's cash and cash equivalents exceed federally insured limits by $5,127,987.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of our Company.  Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive. Using the treasury stock method, the Company had no common stock equivalents issuable under stock options.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at August 31, 2010, the Company has recorded a current income tax liability of $1,600,000 which is attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP (see Notes 3, 9).

Stock-based Compensation

Our Company has adopted FASB ASC 718-10, "Compensation- Stock Compensation", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

Our Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the Company's financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended August 31, 2010. The adoption of this guidance did not have a material impact on the Company's financial position, result of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718). ASU 2010-13 addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation-Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-13 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In April 2010, the issued ASU No. 2010-14," Accounting for Extractive Activities - Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update)".  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. We do not expect that the adoption of ASU 2010-17 will have a material impact on the Company's financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Nicholas Atencio (being our principal executive officer), and our Chief Financial Officer, William Thomas (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Chief Executive Officer and Chief Financial Officer have concluded that our Company's disclosure controls and procedures were effective as of August 31, 2010.

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

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We are an exploration stage oil and gas company with a history of operating losses. We expect to continue to incur losses in the foreseeable future, and may never be profitable. Although our Company has realized revenues, as of August 31, 2010, we have an accumulated deficit during the exploration stage of $12,111,145. Further, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases on April 22, 2010, with an effective date of January 1, 2010, and we no longer have interests in any producing oil and gas properties. Accordingly, we do not expect positive cash flow from operations in the foreseeable future.

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

We sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010.  We have applied the net proceeds to: (a) provide initial funding for the drilling of up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect in 2010; (b) fund the drilling of the Burkley-Phillips No. 1 well on the Buena Vista prospect in Mississippi; and (c) retire our debt to Guggenheim.  Additional funding will be required to complete our 2010-2011 operations program.  We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from any successful wells.

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

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.  Our prospects are in the stage of preliminary evaluation and assessment and we have decided to drill on the property. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable.

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

World prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  The potential profitability of oil and gas properties is dependent on these and other factors beyond our control.  These factors may materially affect our financial performance if we are successful in our exploration activities and ultimately place any oil or gas wells into production, and, in the near term, may impact our ability to raise financing for our exploration activities.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Nicholas Atencio, our Chief Executive Officer, and William D. Thomas, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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

None.

Item 6.     Exhibits

Exhibit No.

Document

2.1

Merger Agreement and Plan of Merger between Mainland Resources, Inc. and American Exploration Corporation dated March 22, 2010 (1)

2.2

Letter Agreement dated July 28, 2010 amending Merger Agreement *

2.3

Amending Agreement dated September 7, 2010, further amending Merger Agreement *

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

Exhibit No.

Document

10.17

Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009. (13)

10.18

Operating Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009. (13)

10.19

Executive Services Agreement with Nicholas Atencio dated August 23, 2010, dated August 23, 2010. (14)

10.20

Promissory Note between Mainland Resources, Inc. (as Lender) and American Exploration Corporation (as Borrower), dated September 27, 2010.*

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

9.    Incorporated by reference from Form 8-K filed with the SEC on October 2, 2009.

10.    Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.

11.    Incorporated by reference from Form 8-K filed with the SEC on October 23, 2009.

12.    Incorporated by reference from Form 8-K filed with the SEC on March 19, 2010.

13.    Incorporated by reference from Form 10-K filed with the SEC on June 1, 2010.

14.    Incorporated by reference from Form 8-K filed with the SEC on August 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MAINLAND RESOURCES INC.

 Dated:  October 8, 2010

 By:       /s/ Nicholas W. Atencio
Nicholas W. Atencio, Chief Executive Officer

 Dated:  October 8, 2010

 By:       /s/ William D. Thomas
William D. Thomas, Chief Financial Officer