Form 10-Q/A
period 2009-05-31
MAINLAND RESOURCES INC.
filed 2010-11-08
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A (Amendment No. 1)

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarter ended May 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______ to _______

Commission File No. 000-52782

Mainland Resources, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	90-0335743 (I.R.S. Employer Identification No.)

21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380 (Address of principal executive offices)

(281) 469-5990 (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company []

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

MAINLAND RESOURCES, INC.

Form 10-Q

EXPLANATORY NOTE

          The Company is filing this amendment to this Quarterly Report on Form 10-Q to provide risk factor disclosure as required for non-smaller reporting companies and to provide revised disclosure with respect to disclosure controls and procedures.

PART I

ITEM 1.           FINANCIAL STATEMENTS

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2009

(unaudited)

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(U.S. Dollars)

	May 31, 2009	February 28, 2009

	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$ 715,628	$ 150,276
Accounts receivable	403,620	373,045
Deposit on properties (Note 4)	1,300,000	1,100,000

Total current assets	2,419,248	1,623,321

OIL AND GAS PROPERTIES, (Note 4)
Proved, net of accumulated depletion $36,918 (2009 -12,000)	750,093	775,011
Unproved	1,404,879	-

Total Oil and Gas Properties	2,154,972	775,011

TOTAL ASSETS	$ 4,574,220	$ 2,398,332

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,361,678	$ 70,230

TOTAL CURRENT LIABILITIES	1,361,678	70,230

STOCKHOLDERS' EQUITY (Note 5)
Common stock, 200,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 39,992,500 common shares (February 28, 2009 - 39,615,000)	3,999	3,962
Additional paid-in-capital	16,564,937	16,056,099
Deficit accumulated during exploration stage	(13,356,394)	(13,731,959)

TOTAL STOCKHOLDERS' EQUITY	3,212,542	2,328,102

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 4,574,220	$ 2,398,332

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended May 31,	Three months ended May 31,	May 12, 2006 (inception) to May 31,
	2009	2008	2009

REVENUES
Oil and gas revenue	$ 909,121	$ -	$ 1,425,700

GENERAL AND ADMINISTRATIVE EXPENSES
Operating costs and taxes	215,123	-	364,446
Depletion allowance	24,918	-	36,918
Consulting fees (Note 6)	151,134	317,780	746,508
Management and rent fees - related party (Note 7)	35,372	15,500	176,192
Marketing expenses	17,495	-	938,602
Mineral property costs	-	-	14,510
Office and general	43,379	170,744	185,426
Professional fees	46,405	31,567	357,715
Salary expense (Note 6)	-	2,457,000	12,002,685

	533,826	2,992,591	14,823,002

NET OPERATING INCOME (LOSS)	375,295	(2,992,591)	(13,397,302)

OTHER INCOME
Gain on settlement of debt	-	33,239	33,239
Interest income	270	-	7,669

NET INCOME (LOSS)	375,565	(2,959,352)	(13,356,394)

Comprehensive income:
Foreign currency translation adjustment	-	422	-

COMPREHENSIVE INCOME (LOSS)	$ 375,565	$ (2,958,930)	$ (13,356,394)

BASIC INCOME (LOSS) PER COMMON SHARE	$ 0.01	$ (0.08)

DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.01	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	39,690,409	35,518,434

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,321,203	-

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended May 31,		May 12, 2006 (inception) to May 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income loss	$ 375,565	$ (2,959,352)	$ (13,356,394)
Adjustments to reconcile net loss to net cash used in operating activities:
- Non-cash mineral property expenditures (recoveries)	-	(33,239)	(28,799)
- Depletion	24,918	-	36,918
- Stock-based compensation (Note 6)	-	2,457,000	12,002,685
- Non-cash consulting fees (Note 6)	8,875	-	8,875
- Donated services and expenses	-	-	14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Accounts receivable	(30,575)	-	(403,620)
- Accounts payable - related parties	-	(6,138)	-
- Accounts payable and accrued liabilities	1,308	159,568	71,538

NET CASH FROM (USED IN) OPERATING ACTIVITIES	380,091	(382,161)	(1,654,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(114,739)	(702,923)	(901,750)
Deposit on properties	(200,000)	-	(1,300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(314,739)	(702,923)	(2,201,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	3,675,000	3,988,516
Proceeds from exercised warrants	500,000		500,000
Advances from related party	-	-	83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	3,675,000	4,571,755

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	422	-

INCREASE IN CASH	565,352	2,590,338	715,628

CASH, BEGINNING OF PERIOD	150,276	19,495	-

CASH, END OF PERIOD	$ 715,628	$ 2,609,833	$ 715,628

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Common stock issued for acquisition of mineral property	$ -	$ -	$ 4,440
Common stock issued for satisfaction of liability	$ -	$ -	$ 50,000
Common stock issued for consulting fees	$ 8,875	$ -	$ 8,875
Donated services and rent	$ -	$ -	$ 14,420

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(A Production Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

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

Organization

The Company was incorporated on May 12, 2006 in the State of Nevada. The Company's fiscal year end is February 28.

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 3 - OIL AND GAS PROPERTIES

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 3 - OIL AND GAS PROPERTIES (continued)

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

The Company's Oil and Gas properties are made up as follows:

	May 31, 2009	February 29, 2009

Oil and Gas Properties:
Proved, subject to depletion	$ 787,011	$ 787,011
Unproved, not subject to depletion	1,404,879	-

	2,191,890	787,011
Accumulated depletion	(36,918)	(12,000)

Total Oil and Gas Properties	$ 2,154,972	$ 775,011

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 3 - OIL AND GAS PROPERTIES (continued)

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, February 28, 2008	$ 9,176	$ -	$ 9,176

Incurred during the year	702,923	74,912	777,835
Reallocated to proven and subject to depletion	(712,099)	(74,912)	(787,011)

Balance, February 29, 2008	-	-	-

Incurred during the period	-	1,404,879	1,404,879

Balance, May 31, 2009	$ -	$ 1,404,879	$ 1,404,879

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 4 - STOCKHOLDERS' EQUITY

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

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

Details of the Company's share purchase warrants outstanding as of May 31, 2009 are as follows:

Exercise price	Weighted average price	Number of warrants to purchase shares	Expiry Date

$1.33	$1.33	2,625,000	June 1, 2009

(d)       Share Purchase Warrants (continued)

The Company's share purchase warrants activity for the period ended May 31, 2009 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 29, 2008	-	$ -	-
Issued	3,000,000	1.33	-
Expired	-	-	-
Exercised	-	-	-

Balance, February 29, 2008	3,000,000	1.33	0.17
Issued	-	-	-
Expired	-	-	-
Exercised	(375,000)	1.33	-

Balance, May 31, 2009	2,625,000	$ 1.33	0.17

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 5 - STOCK OPTION PLAN

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
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 5 - STOCK OPTION PLAN (continued)

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

The Company's stock option activity for the period ended May 31, 2009 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 29, 2008	-	$ -	-
Granted	4,000,000	2.82	-
Exercised	-	-	-
Expired / cancelled	(900,000)	1.17

Balance, February 28, 2009	3,100,000	2.29	9.36
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-

Balance, May 31, 2009	3,100,000	$ 2.29	9.11

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company paid a total of $35,372 in management fees to officers and directors of the Company for the period ended May 31, 2009 (May 31, 2008 - $15,500).

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 7 - SUBSEQUENT EVENTS

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

Griffiths 11-#1 Well. On October 20, 2008, the Griffith Well No. 10H was spudded. The Griffiths 11-#1 well commenced production at the end of January 2009. The approximate reading for total gas produced from the Griffiths 11-#1 well and shipped to market through March 31, 2009 was reported at 832,228 MCF or .832 BCF. We believe that the recoverable reserves for the Griffith 11-#1 well may ultimately be from 7.5 BCF to 15.81 BCF. The 15.81 BCF rate was determined by a reserve report prepared by T.W. McQuire & Associates, Inc. The ultimate recovery was determined by suing a type curve that uses 80% decline for the first year followed by a 30% decline for the second year, 15% decline for the third year, and a 10% decline over the remaining expected life of the well.

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

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION
	Three Month Period Ended May 31, 2009 and May 31, 2008		For the Period from May 12, 2006 (inception) to May 31, 2009
Revenues
Oil and gas revenue	$909,121	-	$1,425,700
General and administrative expenses
Operating costs and taxes	215,123	-	364,446
Depletion allowance	24,918	-	36,918
Consulting fees	151,134	317,780	746,508
Management fees and rent fees - related party	35,372	15,500	176,192
Marketing expenses	17,495	-	938,602
Mineral property costs	-	-	14,510
Office and general	43,379	170,744	185,426
Professional fees	46,405	31,567	357,715
Salary expense	-	2,457,000	12,002,685
Net operating income (loss)	375,295	(2,992,591)	(13,397,302)
Other income
Gain on settlement of debt	-	33,239	33,239
Interest income	270	-	7,669
Net income (loss)	375,565	(2,959,352)	(13,356,394)
Foreign currency translation adjustment	-	422	-
Comprehensive income (loss)	375,565	(2,958,930)	(13,356,394)

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of May 31, 2009, because we did not include certain required disclosure for accelerated filers in our Quarterly Report on Form 10-Q for our quarter ended May 31, 2009, as originally filed with the SEC.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totalling ($13,356,394) from May 12, 2006 (inception) to May 31, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our Company's continuation as a going concern is dependent upon our ability to fund ongoing operations, carry out our business plan and ultimately to attain profitable operations, all of which is uncertain. Our audited financial statements for the year ended February 28, 2009 contain additional note disclosures to this effect, and the audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition, the report of our Company's independent registered accounting firm accompanying our audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will be able to raise sufficient additional capital or have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate sufficient positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Certain of our properties have no known bodies of reserves, may not have reserves and may never come into production.

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

Our insurance will not cover all the potential risks associated with the operations of an exploration stage oil and gas company. We may also be unable to obtain or maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against risks such as environmental pollution or other hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards for which insurance may not be available or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition and results of operations.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of our Chief Executive Officer and our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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
MAINLAND RESOURCES, INC.
Dated: November 8, 2010	By: "Nicholas W. Atencio" Nicholas W. Atencio, Chief Executive Officer

Dated: November 8, 2010	By: "William D. Thomas" William D. Thomas, Chief Financial Officer