Form 10-Q/A
period 2009-08-31
MAINLAND RESOURCES INC.
filed 2010-11-08
CIK 1395205

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

PART I       FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2009

(unaudited)

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(U.S. Dollars)

	August 31, 2009	February 28, 2009

	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$ 107,242	$ 150,276
Accounts receivable	316,910	373,045
Deposit on properties (Note 3)	1,600,000	1,100,000
Financing costs; net of accumulated amortization of $82,953	332,647	-

Total current assets	2,356,799	1,623,321

OIL AND GAS PROPERTIES, (Note 3)
Proved, net of accumulated depletion $130,397 (2009 -12,000)	3,347,988	775,011
Unproved	414,575	-

Total Oil and Gas Properties	3,762,563	775,011

TOTAL ASSETS	$ 6,119,362	$ 2,398,332

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 310,223	$ 70,230
Promissory note (Note 4)	2,000,000	-

TOTAL CURRENT LIABILITIES	2,310,223	70,230

CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 5)
Common stock, 400,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 80,969,502 common shares (February 28, 2009 - 79,230,002)	8,097	3,962
Additional paid-in-capital	18,368,062	16,056,099
Deficit accumulated during exploration stage	(14,567,020)	(13,731,959)

TOTAL STOCKHOLDERS' EQUITY	3,809,139	2,328,102

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 6,119,362	$ 2,398,332

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended August 31,		Six months ended August 31,		May 12, 2006 (inception) to August 31,
	2009	2008	2009	2008	2009

REVENUES
Oil and gas revenue	$ 575,233	$ -	$ 1,484,353	$ -	$ 2,000,932

GENERAL AND ADMINISTRATIVE EXPENSES
Operating costs and taxes	195,486	-	410,609	-	559,932
Depletion allowance	93,479	-	118,397	-	130,397
Consulting fees (Note 6)	52,847	174,577	203,981	492,357	799,355
Management fees - related party (Note 7)	49,000	40,500	84,372	56,000	225,192
Marketing expenses	44,508	745,490	62,003	896,827	983,110
Mineral property costs	-	-	-	-	14,510
Office and general	45,556	25,867	88,935	47,334	230,982
Professional fees	63,296	81,129	109,701	112,696	421,011
Salary expense (Note 6)	1,148,000	7,157,685	1,148,000	9,614,685	13,150,685

	(1,692,172)	(8,225,248)	(2,225,998)	(11,219,899)	(16,515,174)

NET OPERATING LOSS	(1,116,939)	(8,225,248)	(741,645)	(11,219,899)	(14,514,242)

OTHER ITEMS
Gain on settlement of debt	-	-	-	33,239	33,239
Interest income	198	3,967	468	6,027	7,867
Interest expense	(11,958)	-	(11,958)	-	(11,958)
Financing costs (Note 4)	(82,953)	-	(82,953)	-	(82,953)

NET LOSS	(1,211,652)	(8,221,281)	(836,088)	(11,180,633)	(14,568,047)

Foreign currency translation adjustment	-	-	-	422	-

COMPREHENSIVE LOSS	$ (1,211,652)	$ (8,221,281)	$ (836,088)	$(11,180,211)	$(14,568,047)

BASIC LOSS PER COMMON SHARE	$ (0.02)	$ (0.10)	$ (0.01)	$ (0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	80,969,500	78,838,696	80,175,160	74,959,098

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended August 31,		May 12, 2006 (inception) to August 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (836,088)	$ (11,180,633)	$ (14,568,047)
Adjustments to reconcile net loss to net cash used in operating activities:
- Non-cash mineral property expenditures (recoveries)	-	(33,239)	(28,799)
- Depletion	118,397	-	130,397
- Stock-based compensation (Note 6)	1,148,000	9,614,685	13,150,685
- Non-cash consulting fees (Note 5)	16,125	-	16,125
- Amortized financing cost	82,953	-	82,953
- Donated services and expenses	-	-	14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Accounts receivable	56,135	(24,280)	(316,910)
- Accounts payable - related parties	-	(6,138)	-
- Accounts payable and accrued liabilities	234,459	9,174	304,689

NET CASH FROM (USED IN) OPERATING ACTIVITIES	819,981	(1,620,431)	(1,214,487)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(3,100,415)	(1,041,863)	(3,887,426)
Deposit on properties	(500,000)	-	(1,600,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,600,415)	(1,041,863)	(5,487,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	3,950,000	3,988,516
Proceeds from exercised warrants	1,153,000	-	1,153,000
Promissory note payable	2,000,000	-	2,000,000
Payment of financing cost	(415,600)	-	(415,600)
Advances from related party	-	-	83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,737,400	3,950,000	6,809,155

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	422	-

INCREASE (DECREASE) IN CASH	(43,034)	1,288,128	107,242

CASH, BEGINNING OF PERIOD	150,276	19,495	-

CASH, END OF PERIOD	$ 107,242	$ 1,307,623	$ 107,242

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$ 11,958	$ -	$ 11,958
Cash paid for income taxes	$ -	$ -	$ -
Common stock issued for acquisition of mineral property	$ -	$ -	$ 4,440
Common stock issued for satisfaction of liability	$ -	$ 50,000	$ 50,000
Common stock issued for consulting fees	$ 16,125	$ -	$ 16,125
Donated services and rent	$ -	$ -	$ 14,420

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(A Production Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 3 - OIL AND GAS PROPERTIES (continued)

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 3 - OIL AND GAS PROPERTIES (continued)

The Company's Oil and Gas properties are made up as follows:

	August 31, 2009	February 29, 2009

Oil and Gas Properties:
Proved, subject to depletion	$ 3,478,385	$ 787,011
Unproved, not subject to depletion	414,575	-

	3,892,960	787,011
Accumulated depletion	(130,397)	(12,000)

Total Oil and Gas Properties	$ 3,762,563	$ 775,011

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, February 28, 2008	$ 9,176	$ -	$ 9,176

Incurred during the year	702,923	74,912	777,835
Reallocated to proven and subject to depletion	(712,099)	(74,912)	(787,011)

Balance, February 29, 2008	-	-	-

Incurred during the period	-	3,105,949	3,105,949
Reallocated to proven and subject to depletion	-	(2,691,347)	(2,691,347)

Balance, August 31, 2009	$ -	$ 414,575	$ 414,575

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 4 - PROMISSORY NOTE

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 5 - STOCKHOLDERS' EQUITY

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

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

The Company's share purchase warrants activity for the period ended August 31, 2009 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 29, 2008	-	$ -	-
Issued	6,000,000	0.67	-
Expired	-	-	-
Exercised	-	-	-

Balance, February 29, 2008	6,000,000	0.67	0.17
Issued	-	-	-
Expired	(4,270,500)	0.67	-
Exercised	(1,729,500)	0.67	-

Balance, August 31, 2009	-	$ -	-

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

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
AUGUST 31, 2009

NOTE 6 - STOCK OPTION PLAN (Continued)

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

The Company's stock option activity for the six months ended August 31, 2009 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 29, 2008	-	$ -	-
Granted	8,000,000	1.41	-
Exercised	-	-	-
Expired / cancelled	(1,800,000)	0.59

Balance, February 28, 2009	6,200,000	1.15	9.36
Granted	800,000	1.50	-
Exercised	-	-	-
Expired / cancelled	-	-

Balance, August 31, 2009	7,000,000	$ 1.19	8.98

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 7 - RELATED PARTY TRANSACTIONS

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
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

NOTE 8 - SUBSEQUENT EVENTS (continued)

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

Buena Vista Area

Effective on September 17, 2009, our Board of Directors authorized the execution of a letter agreement (the "Letter Agreement") with American Exploration Corporation, a Nevada corporation ("American Exploration") to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the "Joint Development Project"). In accordance with the terms and provisions of the Letter Agreement: (i) American Exploration has agreed to commit approximately 5,000 net acres and we have agreed to commit approximately 8,200 net acres to the Joint Development Project; (ii) we shall be the operator of the Joint Development Project; (iii) we have agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and (iv) American Exploration has agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Development Project. In further accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project will be split of a 51%/49% basis between us and American Exploration, respectively.

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

The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

	Six Month Period Ended August 31, 2009 and August 31, 2008		For the Period from May 12, 2006 (inception) to August 31, 2009
Revenues
Oil and gas revenue	$1,484,353	-	$ 2,000,932
General and administrative expenses
Operating costs and taxes	410,609	-	559,932
Depletion allowance	118,397	-	130,397
Consulting fees	203,981	492,357	799,355
Management fees and rent fees -related party	84,372	56,000	225,192
Marketing expenses	62,003	896,827	983,110
Mineral property costs	-	-	14,510
Office and general	88,935	47,334	230,982
Professional fees	109,701	112,696	421,011
Salary expense	1,148,000	9,614,685	13,150,685
Net operating loss	(741,645)	(11,219,899)	(14,514,242)
Other income
Gain on settlement of debt	-	33,239	33,239
Interest income	468	6,027	7,867
Interest expense	(11,958)	-	(11,958)
Financing costs	(82,953)	-	(82,953)
Net loss	(836,088)	(11,180,633)	(14,568,047)
Foreign currency translation adjustment	-	422	-
Comprehensive loss	$ (836,088)	$(11,180,211)	$ (14,568,047)

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

We secured the bridge loan financing based upon our participation as a working interest partner in the drilling and completion of the Griffith No. 1 well in our East Holly project located in DeSoto Parish, Louisiana. The proceeds will be generally used to fund near-term drilling and completion capital requirements associated with the two additional Haynesville shale wells in our East Holly project area and to acquire oil and gas leases related to our recently announced Mississippi prospect.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2009, because we did not include certain required disclosure for accelerated filers in our Quarterly Report on Form 10-Q for our quarter ended August 31, 2009, as originally filed with the SEC.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totalling ($14,567,020) from May 12, 2006 (inception) to August 31, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

  Incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINLAND RESOURCES, INC.
Dated: November 8, 2010	By: "Nicholas W. Atencio" Nicholas W. Atencio, Chief Executive Officer

Dated: November 8, 2010	By: "William D. Thomas" William D. Thomas, Chief Financial Officer