Form 10-Q/A
period 2009-11-30
MAINLAND RESOURCES INC.
filed 2010-11-08
CIK 1395205

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

PART I       FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MAINLAND RESOURCES INC.

(A Production Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2009

MAINLAND RESOURCES INC.
(A Production Stage Company)

BALANCE SHEETS
(U.S. Dollars)

	November 30, 2009	February 28, 2009

	(unaudited)	(audited)

CURRENT ASSETS
Cash	$ 482,104	$ 150,276
Accounts receivable	500,985	373,045
Deposit on properties (Note 3)	1,300,000	1,100,000
Financing costs; net of accumulated amortization of $300,161	1,068,000	-

Total current assets	3,351,089	1,623,321

OIL AND GAS PROPERTIES, (Note 3)
Proved, net of accumulated depletion $182,937 (2009 -12,000)	3,295,448	775,011
Unproved	3,938,113	-

Total Oil and Gas Properties	7,233,561	775,011

TOTAL ASSETS	$ 10,584,650	$ 2,398,332

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,148,682	$ 70,230
Promissory note (Note 4)	5,800,000	-

TOTAL CURRENT LIABILITIES	6,948,682	70,230

CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 5)
Common stock, 400,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 80,969,502 common shares (February 28, 2009 - 79,230,002)	8,097	3,962
Additional paid-in-capital	18,368,062	16,056,099
Deficit accumulated during exploration stage	(14,567,020)	(13,731,959)
Accumulated deficit	(173,171)	-

TOTAL STOCKHOLDERS' EQUITY	3,635,968	2,328,102

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 10,584,650	$ 2,398,332

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(A Production Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2009	2008	2009	2008

REVENUES
Oil and gas revenue	$ 634,574	$ -	$ 2,118,927	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Operating costs and taxes	208,278	-	618,887	-
Depletion allowance	52,540	-	170,937	-
Consulting fees (Note 6)	60,371	44,123	264,352	536,480
Management fees - related party (Note 7)	74,667	30,000	159,039	86,000
Marketing expenses	-	24,280	62,003	921,107
Office and general	35,512	20,514	124,447	67,848
Professional fees	92,518	66,333	202,219	179,029
Salary expense (Note 6)	-	1,182,500	1,148,000	10,797,185

	(523,886)	(1,367,750)	(2,749,884)	(12,587,649)

NET OPERATING LOSS	110,668	(1,367,750)	(630,957)	(12,587,649)

OTHER ITEMS
Gain on settlement of debt	-	-	-	33,239
Interest income	232	1,085	700	7,112
Interest expense	(66,883)	-	(78,841)	-
Financing costs (Note 4)	(217,208)	-	(300,161)	-

NET LOSS	(173,171)	(1,366,665)	(1,009,259)	(12,547,298)

Foreign currency translation adjustment	-	-	-	422

COMPREHENSIVE LOSS	$ (173,171)	$ (1,366,665)	$ (1,009,259)	$(12,546,876)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	80,969,500	79,230,000	80,438,015	76,377,536

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(A Production Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended November 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,009,259)	$ 12,547,298)
Adjustments to reconcile net loss to net cash used in operating activities:
- Non-cash mineral property expenditures (recoveries)	-	(33,239)
- Depletion	170,937	-
- Stock-based compensation (Note 6)	1,148,000	10,797,185
- Non-cash consulting fees (Note 5)	16,125	-
- Amortized financing cost	300,161	-
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Accounts receivable	(127,940)	-
- Accounts payable - related parties	-	(6,138)
- Accounts payable and accrued liabilities	3,702	60,256

NET CASH FROM (USED IN) OPERATING ACTIVITIES	501,726	(1,729,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(6,520,298)	(1,846,775)
Deposit on properties	(200,000)	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(6,720,298)	(1,846,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	3,950,000
Proceeds from exercised warrants	1,153,000	-
Promissory note payable	5,800,000	-
Payment of financing cost	(402,600)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,550,400	3,950,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	422

INCREASE IN CASH	331,828	374,413

CASH, BEGINNING OF PERIOD	150,276	19,495

CASH, END OF PERIOD	$ 482,104	$ 93,908

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$ 78,841	$ -
Common stock issued for satisfaction of liability	$ -	$ 50,000
Common stock issued for consulting fees	$ 16,125	$ -

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(A Production Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2009

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 1 -NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

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

Oil and gas properties

The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land

Oil and gas properties (continued)

and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company currently operates solely in the U.S.

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 3 - OIL AND GAS PROPERTIES (Continued)

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 3 - OIL AND GAS PROPERTIES (Continued)

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

The Company's Oil and Gas properties are made up as follows:

	November 30, 2009	February 29, 2009

Oil and Gas Properties:
Proved, subject to depletion	$ 3,478,385	$ 787,011
Unproved, not subject to depletion	3,938,113	-

	7,416,498	787,011
Accumulated depletion	(182, 937)	(12,000)

Total Oil and Gas Properties	$ 7,233,561	$ 775,011

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, February 28, 2008	$ 9,176	$ -	$ 9,176

Incurred during the year	702,923	74,912	777,835
Reallocated to proven and subject to depletion	(712,099)	(74,912)	(787,011)

Balance, February 29, 2008	-	-	-

Incurred during the period	3,290,060	3,339,427	6,629,487
Reallocated to proven and subject to depletion	-	(2,691,374)	(2,691,374)

Balance, November 30, 2009	$ 3,290,060	$ 648,053	$ 3,938,113

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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
NOVEMBER 30, 2009

NOTE 5 - STOCKHOLDERS' EQUITY

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

The Company's share purchase warrants activity for the period ended November 30, 2009 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 29, 2008	-	$ -	-
Issued	6,000,000	0.67	-
Expired	-	-	-
Exercised	-	-	-

Balance, February 29, 2008	6,000,000	0.67	0.17
Issued	-	-	-
Expired	(4,270,500)	0.67	-
Exercised	(1,729,500)	0.67	-

Balance, November 30, 2009	-	$ -	-

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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
NOVEMBER 30, 2009

NOTE 6 - STOCK OPTION PLAN (Continued)

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
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 6 - STOCK OPTION PLAN (Continued)

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

MAINLAND RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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
NOVEMBER 30, 2009

NOTE 8 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATION

	Nine Month Period Ended November 30, 2009 and November 30, 2008
Revenues
Oil and gas revenue	$2,118,927	-
General and administrative expenses
Operating costs and taxes	618,887	-
Depletion allowance	170,937	-
Consulting fees	264,352	536,480
Management fees - related party	159,039	86,000
Marketing expenses	62,003	921,107
Office and general	124,447	67,848
Professional fees	202,219	179,029
Salary expense	1,148,000	10,797,185
Net operating loss	(2,749,884)	(12,587,649)
Other items
Gain on settlement of debt	-	33,239
Interest income	700	7,112
Interest expense	(78,841)	-
Financing costs	(300,161)	-
Net loss	(1,009,259)	(12,547,298)
Foreign currency translation adjustment	-	422
Comprehensive loss	$ (1,009,259)	$(12,546,876)

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

The bridge loan bears interest at the lower of 12% or bank prime rate plus 7.00% calculated and paid on a monthly basis, of which $78,841 was paid through November 30, 2009. The bridge loan is secured by way of a charge over our interest in the East Holly Prospect in the State of Louisiana. We paid financing fees in connection with the Loan Agreement of $415,600. In addition, we agreed to assign 15% of our interest in an overriding royalty in Section 15, T23N, R14W, Desoto Parish, Louisiana (includes the Dehan 15- #1H well). The bridge loan was paid out from the Line of Credit obtained by the Company from Guggenheim on October 16, 2009.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of November 30, 2009, because we did not include certain required disclosure for accelerated filers in our Quarterly Report on Form 10-Q for our quarter ended November 30, 2009, as originally filed with the SEC.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totalling ($14,740,191) from May 12, 2006 (inception) to November 30, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

ITEM 6.        EXHIBITS

Exhibits:
10.1

Senior Secured Advancing Line of Credit Agreement dated October 16, 2009 by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the financial institutions from time to time party thereto.(1)

10.2	Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC.(1)
10.3	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009.(1)
10.4	Executive Service Agreement between Mainland Resources Inc. and Michael J. Newport dated September 22, 2009.(2)
10.5	Executive Service Agreement between Mainland Resources Inc. and Mark Witt dated September 22, 2009.(3)
31.1	Certification of the registrant's Principal Executive Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of the registrant's Principal Financial Officer under the Exchange Act Rules, 12a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certifications of the registrant's Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MAINLAND RESOURCES, INC.
Date: November 8, 2010	By: "Nicholas W. Atencio" Nicholas W. Atencio, Chief Executive Officer

Date: November 8, 2010	By: "William D. Thomas" William D. Thomas, Chief Financial Officer