Form 10-K/A
period 2009-12-28
MAINLAND RESOURCES INC.
filed 2010-11-10
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.   [ X] Yes    [   ] No

- ii -

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes    [ X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant's most recently completed second fiscal quarter: August 31, 2008 - $187,125,060

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

39,805,001 shares of common stock issued and outstanding as of May 17, 2009

DOCUMENTS INCORPORATED BY REFERENCE
N/A

MAINLAND RESOURCES, INC.
FORM 10-K

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbour provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbours for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Mainland Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at www.sec.gov.

EXPLANATORY NOTE

This Annual Report is being amended primarily to provide additional disclosure required for non-smaller reporting companies and to revise reserve report disclosure, management discussion and analysis disclosure, and disclosure regarding disclosure controls and procedures.

PART I

Item 1.            Business

Business Development

Mainland Resources, Inc. was incorporated under the laws of the State of Nevada on May 12, 2006 and had been engaged in the business of acquisition, exploration and development of mineral properties in the United States since its inception. We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in East Holly Field, De Soto Parish in northwest Louisiana (the "De Soto Parish") as more fully described below. To date, we have acquired approximately 2,551 net acres within the De Soto Parish. We have also leased various other properties totalling approximately 144 net acres within the Cotton Valley/Haynesville trend in the State of Louisiana as more fully described below.

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

The May 2008 Forward Stock Split was effectuated with a record date of May 29, 2008 upon filing the appropriate documentation with NASDAQ. The May 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 26,410,000 to approximately 39,615,000 shares of common stock. The total number of shares of common stock issued and outstanding had previously been 22,410,000 since March 11, 2008 pursuant to a forward stock split effectuated pursuant to the February 2008 Forward Stock Split. We subsequently issued 4,000,000 shares in accordance with the terms and provisions of a private placement offering thus bringing the total number of issued and outstanding shares of common stock to 26,410,000 as of May 29, 2008. At the time the Company effected the May 2008 Forward Stock Split, due to an administrative oversight, a Certificate of Change to effect a simultaneous 1.5:1 increase of the Company's authorized common stock was not filed with the Nevada Secretary of State. The Company has rectified this administrative oversight by filing a Certificate of Change with the Nevada Secretary of State to effect, as of May 26, 2010, the 1.5:1 increase of the Company's authorized common stock. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Transfer Agent

Our transfer agent is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr. Henderson, NV. 89014.

Current Business Operations

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our lease in the De Soto Parish. To date, we have acquired approximately 2,551 net acres within the De Soto Parish. We have also leased various other properties totalling approximately 144 net acres within the Cotton Valley/Haynesville trend in the State of Louisiana as more fully described below.

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

Cotton Valley/Haynesville

As of the date of this Annual Report, we have leased various other properties totalling approximately 144 net acres consisting of approximately 84 net acres leased as of February 29, 2008 and an additional 60 net acres leased during the nine month period ended November 30, 2008 for payment of additional consideration of $22,753. These additional property leases within the Cotton Valley/Haynesville trend in the State of Louisiana are for a three-year term period. We have a 100% working interest and a 75% net revenue interest in the leases.

Drilling Initiatives

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

Griffiths 11-#1 Well

On October 20, 2008, the Griffith Well No. 10H was spudded. The Griffiths 11-#1 well commenced production at the end of January 2009. The approximate reading for total gas produced from the Griffiths 11-#1 well and shipped to market through March 10, 2009 was reported at 568,856 MCF or .568 BCF.

Stephenson Douglas Llc 16-#1

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

**   If applicable, would includes direct lifting costs, which are comprised of labour, repairs and maintenance, materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes

Gross And Net Productive Gas Wells, Developed Acreage

Productive Wells And Developed Acres

As of the date of this Annual Report, the tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres:

Prospect	Gross(1)	Net(2)
East Holly - Haynesville	1.40
Total	1.40

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

Developed Acreage Table(1)

PROSPECT	GROSS (2)	NET (3)
East Holly - Haynesville	640	256
Total	640	256

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

SEC Pricing Proved Reserves(1
	Crude Oil (barrels)	Natural Gas (millions of cubic feet)	Total (barrels of oil equivalent)(2)	Pre-Tax PV10%Value(3) $ thousands
PDP Properties	-0-	1,256	209	$2,168
Total Proved Properties:	-0-	1,256	209	$2,168

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

SEC Pricing Proved Reserves Standardized Measure Reconciliation ($ thousands)
Pre-tax Present Value of estimated future net revenues (Pre-tax PV10%)	$2,168
Future income taxes, discounted at 10%	(713)
Standardized measure of discounted future net cash flows	$1,455

Undeveloped Acreage

As of the date of this Annual Report, the table below sets forth our leasehold interest in undeveloped acreage, the chart below reflects the Gross and Net undeveloped acreage for the zones the Company may develop in the future :

Prospect	Gross	Net
East Holly - Haynesville	2,055	822
East Holly - Cotton Valley	2,695	2,021

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

  Complete pipeline.

  Create well development model and investment documents to develop wells on subject leases including funding plan.

  Create investor communications materials, corporate identity.

  Raise funding for well development.

  Drill, complete, and produce from well drilling program and selective re-entry programs.

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totalling ($13,731,959) from May 12, 2006 (inception) to February 28, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve production levels will be greatly limited. Our current development plans require us to make capital expenditures for the exploration and development of our oil and natural gas properties. Historically, we have funded our operations through the issuance of equity. We may not be able to obtain additional financing on favourable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing, if utilized, could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

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

When and if we are convinced that our current lease or those subsequently acquired are capable of production and sales, and we plan to drill more than one well, we intend to maintain a $2,000,000 per year limit policy on bodily injury and general liability with regard to risks incurred for the drilling of up to 25 wells. This will allow for our growth to contain non contract labour that would require us to carry such additional insurance for risks pertaining to oil and gas exploration conducted directly by us. Such a policy would include coverage for numerous locations for pollution, environmental damage, chemical spills and commercial general liability, fire, and personal injury. Such a policy will not be required until such time and date as we believe that we will begin a sustained drilling and operating program, and that at least one well has been drilled and is producing to justify and warrant further drilling and a sustained drilling and operating program.

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

Certain of our executive officers and directors serve only part time and may devote part of his or her working time to other business endeavours, including consulting relationships with other entities and associated duties and responsibilities to these other entities. Specifically, our President/Chief Executive Officer and our Treasurer/Chief Financial Officer incur approximately 90% of their working time to the affairs and business operations of the Company. The members of our Board of Directors incur approximately 40% to 50% of their working time to the affairs and business operations of the Company. Therefore, we have recognized that our executive officers and directors are subject to conflicts of interest.. Such conflicts of interest may include: (i) deciding how much time to devote to our affairs; (ii) potential exploitation of a business opportunity that should be presented to us; and (iii) having a personal financial interest (such as a significant investment or compensatory arrangement), whether direct or indirect, in a business transaction or arrangement we may enter into or in an entity doing business with us. Because of these relationships, our officers and directors will be subject to conflicts of interest. Therefore, we have adopted certain corporate governance policies and documentation, including a conflict of interest policy, to address such conflicts of interest. These corporate governance documents may be viewed in full on our website, www.mainlandresources.com under the "Corporate Governance" tax on the Investor Relations page. See " "Item 10. Directors, Executive Officers and Corporate Governance - Additional Corporate Governance".

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

The May 2008 Forward Stock Split was effectuated with a record date of May 29, 2008 upon filing the appropriate documentation with NASDAQ. The May 2008 Forward Stock Split increased our issued and outstanding shares of common stock from 26,410,000 to 39,615,000 shares of common stock. The total number of shares of common stock issued and outstanding had previously been 22,410,000 since March 11, 2008 pursuant to a forward stock split effectuated pursuant to the February 2008 Forward Stock Split. We subsequently issued 4,000,000 shares in accordance with the terms and provisions of a private placement offering thus bringing the total number of issued and outstanding shares of common stock to 26,410,000 as of May 29, 2008. At the time the Company effected the May 2008 Forward Stock Split, due to an administrative oversight, a Certificate of Change to effect a simultaneous 1.5:1 increase of the Company's authorized common stock was not filed with the Nevada Secretary of State. The Company has rectified this administrative oversight by filing a Certificate of Change with the Nevada Secretary of State to effect, as of May 26, 2010, the 1.5:1 increase of the Company's authorized common stock.

Securities Authorized For Issuance Under Compensation Plans

We have one equity compensation plan, the Mainland Resources Inc. 2008 Stock Option Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Column (A))
Equity Compensation Plans Approved by Securityholders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Securityholders Warrants	3,000,000	$1.33	-0-
2008 Stock Option	1,200,000*	1.17	-0-
Plan	1,900,000	3.00	200,000
Total	6,100,000	2.82	200,000

*   We originally granted an aggregate of 2,100,000 Stock Options to certain of our officers, directors and management at an exercise price of $1.17 per share. Of these Stock Options, an aggregate 900,000 previously granted to one of our directors were cancelled.

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

Item 6.             Selected Financial Data

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended February 28, 2009, February 29, 2008 and February 28, 2007 and the selected balance sheet data as of February 28, 2009 and February 29, 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

	Fiscal year ended February 28, 2009	Fiscal year ended February 29, 2008	Fiscal year ended February 28, 2007	For the period from inception (May 12, 2006) to February 28, 2009
Oil and gas revenue	$516,579	-0-	-0-	$516,579
General And Administrative Expenses
Operating costs and taxes	$149,323	-0-	-0-	$149,323
Depletion Allowance	12,000	-0-	-0-	12,000
Consulting fees	595,374	-0-	-0-	595,374
Management and rent fees - related party	126,400	8,627	5,793	140,820
Marketing expenses	921,107	-0-	-0-	921,107
Mineral property costs	-0-	10,070	4,440	14,510
Office and general	82,798	58,657	592	142,047
Professional fees	243,710	67,169	431	311,310
Salary expense	12,002,685	-0-	-0-	12,002,685
Net Operating Loss	(13,616,818)	(144,523)	(11,256)	(13,772,597)
Other Income
Gain on settlement of debt	33,239	-0-	-0-	33,329
Interest income	7,399	-0-	-0-	7,399
Net Loss	($13,576,180)	($144,523)	(11,256)	($13,731,959)
Foreign currency translation adjustment	422	(617)	195	-0-

Comprehensive Loss	($13,575,758)	($145,140)	(11,061)	($13,731,9389)
Balance Sheet Data
Total Assets	$2,398,332	$28,671
Total Liabilities	70,230	127,496
Stockholders Equity (Deficit)	$2,328,102	($98,825)

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

General and administrative expenses incurred during fiscal year ended February 28, 2009 compared to fiscal year ended February 29, 2008 increased primarily due to the increase in salary expense of $12,002,685 relating to the valuation of stock based compensation consisting of the grant of 4,000,000 additional stock options during the period, and the increase in consulting fees of $595,374, marketing expenses of $921,107 and professional fees of $243,710 relating to the increased scale and scope of our business operations. The valuation $12,002,685 relating to the stock options was based on an expected volatility of 260%. We arrived at the 260% volatility by a comparison of other small oil and gas reporting companies regarding valuation of stock options since we have a lack of liquidity and trading history for our shares of common stock. We thus determined that the 260% volatility was appropriate for calculation of the employee stock option compensation using the Black-Sholes method. General and administrative expenses also generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

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

For fiscal year ended February 28, 2007, net cash flows used in operating activities was ($4,023), consisting primarily of a net loss of ($11,256), and adjusted by $4,440 in non-cash mineral property expenditures and $5,793 in donated services and expenses. Net cash flows used in operating activities was further changed by an increase of $3,000 in prepaid expenses and other.

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

Cash flows from financing activities for fiscal year ended February 28, 2007 consisted of $18,064 in proceeds from the sale of our common stock.

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

We will, however, as discussed below, require significant additional capital from unidentified sources. Equity and credit markets remain depressed since the credit crisis began in September 2008 and there is no guarantee that we will be able to access the markets and raise sufficient capital to participate in future drilling. In case we cannot raise sufficient funds to pay for our share of the planned drilling expenditures, we may choose to sell part or all of the property. Based on recent sales, we believe that we can sell our Haynesville shall acreage for a profit, which would be sufficient to continue to execute our business plan to drill additional wells and acquire additional prospective oil and gas leases for future drilling.

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

Going Concern

The independent auditors' report accompanying our February 28, 2009, February 29, 2008 and February 28, 2007, financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 8.             Financial Statements And Supplemental Data

Report Of Independent Registered Public Accounting Firm Dated May 12, 2009 and May 27, 2008

Report of Independent Registered Public Accounting Firm Dated April 5, 2007

Balance Sheets As At February 28, 2009, February 29, 2008

Statements Of Operations For Fiscal Years Ended February 28, 2009, February 29, 2008 and February 28, 2007, and For The Period From Inception (May 12, 2006) To February 28, 2009.

Statement Of Stockholders' Equity (Deficit) For The Period From Inception (May 12, 2006) To February 28, 2009.

Statements Of Cash Flows For The Fiscal Years Ended February 28, 2009, February 29, 2008 and February 28, 2007, and For The Period From Inception (May 12, 2006) To February 28, 2009.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
May 12, 2009

2580 Anthem Village Drive, Henderson, NV 89052 Telephone (702) 563-1600 / Facsimile (702) 920-8049

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
May 12, 2009

2580 Anthem Village Drive, Henderson, NV 89052 Telephone (702) 563-1600 / Facsimile (702) 920-8049

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
May 27, 2008

2580 Anthem Village Drive, Henderson, NV 89052 Telephone (702) 563-1600 / Facsimile (702) 920-8049

DALE MATHESON CARR-HILTON LABONTE LLP DMCL CHARTERED ACCOUNTANTS

VANCOUVER	Robert J. Burkart, Inc. Alvin F. Dale Ltd. Robert J. Matheson, Inc.	James F. Carr-Hilton Ltd. Barry S. Hartley, Inc. Rakesh I. Patel Inc.	Kenneth P. Chong Inc. Reginald J. LaBonte Ltd.
SOUTH SURREY	Michael K. Braun Inc.	Peter J. Donaldson Inc.
PORT COQUITLAM	Wilfred A. Jacobson Inc.	Fraser G. Ross, Ltd.	Brian A. Shaw Inc.

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

Vancouver, Canada April 5, 2007	"DMCL" DALE MATHESON CARR-HILTON LABONTE LLP "DMCL" CHARTERED ACCOUNTANTS

VANCOUVER	Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1 Tel: 604 687 4747 o Fax: 604 689 2778-Main Reception
SOUTH SURREY	Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7 Tel: 604 531 1154 o Fax: 604 538 2613
PORT COQUITLAM	Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada V3B 5V9 Tel: 604 941 8266 o Fax: 604 941 0971

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(U.S. Dollars)
	February 28, 2009	February 29, 2008

ASSETS

CURRENT ASSETS
Cash	$ 150,276	$ 19,495
Accounts Receivable	373,045	-
Prepaid expense and other	-	-
Deposit on properties (Note 4)	1,100,000	-

Total current assets	1,623,321	19,495

OIL AND GAS PROPERTIES, (Note 4)
Proved, net of accumulated depletion $12,000 (2008 - nil)	775,011	9,176

TOTAL ASSETS	$ 2,398,332	$ 28,671

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 70,230	$ 38,119
Accounts payable - related parties (Note 7)	-	6,138
Related party advance (Note 7)	-	83,239

TOTAL CURRENT LIABILITIES	70,230	127,496

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
Common stock, 200,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 39,615,000 common shares (February 29, 2008 - 33,615,000)	3,962	3,362
Additional paid-in-capital	16,056,099	54,014
Deficit accumulated during exploration stage	(13,731,959)	(155,779)

	2,328,102	(98,403)
Other comprehensive income:
Foreign currency loss	-	(422)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,328,102	(98,825)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,398,332	$ 28,671

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended February 28,	Year Ended February 29,	Year Ended February 28,	May 12, 2006 (inception) to February 28,
	2009	2008	2007	2009

REVENUES
Oil and gas revenue	$ 516,579	$ -	-	$ 516,579

GENERAL AND ADMINISTRATIVE EXPENSES
Operating costs and taxes	149,323	-	-	149,323
Depletion Allowance	12,000	-	-	12,000
Consulting Fees	595,374	-	-	595,374
Management and rent fees - related party (Note 7)	126,400	8,627	5,793	140,820
Marketing expenses	921,107	-	-	921,107
Mineral property costs	-	10,070	4,440	14,510
Office and general	82,798	58,657	592	142,047
Professional fees	243,710	67,169	431	311,310
Salary expense (Note 6)	12,002,685	-	-	12,002,685

	14,133,397	144,523	11,256	14,289,176

NET OPERATING LOSS	(13,616,818)	(144,523)	(11,256)	(13,772,597)

OTHER INCOME
Gain on settlement of debt	33,239	-	-	33,239
Interest income	7,399	-	-	7,399

NET LOSS	(13,576,180)	(144,523)	(11,256)	(13,731,959)

Comprehensive income (loss):
Foreign currency translation adjustment	422	(617)	195	-

COMPREHENSIVE LOSS	$ (13,575,758)	$ (145,140)	(11,061)	$ (13,731,959)

BASIC LOSS PER COMMON SHARE	$ (0.35)	$ (0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	38,527,911	26,106,803	12,180,570

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM MAY 12, 2006 (INCEPTION) TO FEBRUARY 28, 2009
	Common Stock		Additional	Deficit accumulated during	Other Accumulated
	Number of Shares	Amount	Paid in Capital	exploration stage	Comprehensive Income	Stockholders' Equity

Balance, May 12, 2006	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.00003 per share - June 15, 2006	6,000,000	600	(428)	-	-	172
Common stock issued for mineral properties at $0.0014 per share - July 15, 2006	3,105,000	311	4,129	-	-	4,440
Common stock issued for cash at $0.0014 per sh8are - October 6, 2006	12,510,000	1,251	16,641	-	-	17,892

Donated Services and rent	-	-	5,793	-	-	5,793

Foreign currency translation adjustment	-	-	-	-	195	195

Net loss for the year	-	-	-	(11,256)	-	(11,256)

Balance, February 28, 2007	21,615,000	2,162	26,135	(11,256)	195	17,236

Common stock issued for cash at $0.0017 per share - October 15, 2007	12,000,000	1,200	19,252	-	-	20,452

Donated services and rent	-	-	8,627	-	-	8,627

Foreign currency translation adjustment	-	-	-	-	(617)	(617)

Net loss for the year	-	-	-	(144,523)	-	(144,523)

Balance, February 29, 2008	33,615,000	3,362	54,014	(155,779)	(422)	(98,825)

Common stock issued for cash at $0.67 per share - May 1, 2008 to July 22, 2008	6,000,000	600	3,999,400	-	-	4,000,000

Stock based compensation	-	-	12,002,685	-	-	12,002,685

Foreign currency translation adjustment	-	-	-	-	422	422

Net loss for the year	-	-	-	(13,576,180)	-	(13,576,180)

Balance, February 28, 2009	39,615,000	$ 3,962	$16,056,099	$ (13,731,959)	$ -	$ 2,328,102

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
	Year ended February 28,	Year ended February 29,	Year ended February 28,	May 12, 2006 (inception) to February 28,
	2009	2008	2007	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (13,576,180)	$ (144,523)	$ (11,256)	$ (13,731,959)
Adjustments to reconcile net loss to net cash used in operating activities:
- Non-cash mineral property expenditures (recoveries)	(33,239)	-	4,440	(28,799)
- Depletion	12,000	-	-	12,000
- Stock-based compensation (Note 6)	12,002,685	-	-	12,002,685
- Donated services and expenses	-	8,627	5,793	14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Accounts receivable	(373,045)	-	-	(373,045)
- Prepaid expenses and other	-	3,000	(3,000)	-
- Accounts payable - related parties	(6,138)	6,138	-	-
- Accounts payable and accrued liabilities	32,111	38,119	-	70,230

NET CASH USED IN OPERATING ACTIVITIES	(1,941,806)	(88,639)	(4,023)	(2,034,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(777,835)	(9,176)	-	(787,011)
Deposit on properties	(1,100,000)	-	-	(1,100,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,877,835)	(9,176)	-	(1,887,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	3,950,000	20,452	18,064	3,988,516
Advances from related party	-	83,239	-	83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,950,000	103,691	18,064	4,071,755

EFFECT OF EXCHANGE RATE CHANGES ON CASH	422	(617)	195	-

INCREASE IN CASH	130,781	5,259	14,236	150,276

CASH, BEGINNING OF PERIOD	19,495	14,236	-	-

CASH, END OF PERIOD	$ 150,276	$ 19,495	$14,236	$ 150,276

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

OIL AND GAS PROPERTIES-(continued)

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

RECENT ACCOUNTING PRONOUNCEMENTS -(continued)

caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company has determined that the adoption of this standard did not have a significant impact on its financial position, cash flows or results of operations.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 4 - OIL AND GAS PROPERTIES - (continued)

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

MISSISSIPPI PROSPECT

On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i ) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisitions costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008 and April 16, 2009 whereby the option period has been extended until June 1, 2009. Additional deposits of $250,000, $100,000, $250,000 and $100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008 and April 27, 2009 for a total deposit to date of $1,200,000 (February 28, 2009 - $1,100,000). Should we determine after completing our due diligence that the Mississippi Project is uneconomic or should we be

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 4 - OIL AND GAS PROPERTIES - (continued)

unable to raise sufficient funds to complete the acquisition, then the deposit will be forfeited and the full amount of the deposits will be written off.

The Company's Oil and Gas properties are made up as follows:

	February 29, 2008	February 28, 2009

Oil and Gas Properties:
Proved, subject to depletion	$ 787,011	-
Unproved, not subject to depletion	-	9,176

	787,011	9,176
Accumulated depletion	(12,000)	-

	$ 775,011	$ 9,176

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total
Balance, February 28, 2007	$ -	$ -	$ -
Incurred during the year	9,176	-	9,176
Balance, February 29, 2008	9,176	-	9,176
Incurred during the year	702,923	74,912	777,835
Reallocated to proven and subject to depletion	(712,099)	(74,912)	(787,011)

Balance, February 28, 2009	$ -	$ -	$ -

Depletion of proved oil and gas properties during the year was computed on the units-of-production method based upon estimated proved reserves of 8.5 Bcf, reserves produced during the year of 131,442 Mcf and capitalized costs to be amortized totalling $775,011, resulting in a depletion cost of $12,000 for the year end February 28, 2009.

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

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 20:1 forward stock split on March 11, 2008 and the 1.5:1 forward

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) - (continued)

(A) SHARE CAPITAL - (continued)

stock split on May 29, 2008 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) - (continued)

(D) SHARE PURCHASE WARRANTS - (continued)

Details of the Company's share purchase warrants issued and outstanding as of February 28, 2009 are as follows:

Exercise price	Weighted average price	Number of warrants to purchase shares	Expiry Date
$1.33	$1.33	3,000,000	May 1, 2009

The Company's share purchase warrants activity for the period ended February 28, 2009 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, February 28, 2007 and February 29, 2008	-	$ -	-
Issued	3,000,000	1.33	-
Expired	-	-	-
Exercised	-	-	-

Balance, February 28, 2009	3,000,000	$1.33	0.17

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

As approved by the Board of Directors, between July 9, 2008 and August 19, 2008, the Company granted a total of 1,350,000 fully vested stock options to certain officers and directors of the Company at prices ranging from $4.20 per share to $6.35 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $7,157,685 and was determined using the Black-Scholes option pricing model with the following

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 6 - STOCK OPTION PLAN - (continued)

assumptions; expected lives of 5 years, risk free interest rates ranging from 3.07% - 3.12%, dividend yields of 0% and expected volatility of 260%. This amount was recorded as a stock based compensation expense in 2009.

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

For the Black Sholes option pricing model, the expected volatility factor is based on historical volatility of the Company's common stock and other factors (i.e., OTC traded company with less trading liquidity). A volatility factor of 260% was utilized previously based on these factors and review of similar companies in a start-up stage. For consistency purposes, management decided not to adjust the 260% volatility for the February 28, 2009 financials.

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

The Company's stock option activity for the period ended February 28, 2009 is summarized as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining in contractual life (in years)

Balance, February 28, 2007 and February 29, 2008	-	$ -	-
Granted	4,000,000	2.82	-
Exercised	-	-	-
Expired/Cancelled	(900,000)	1.17

Balance, February 28, 2009	3,100,000	$ 2.29	9.36

NOTE 7 - RELATED PARTY TRANSACTIONS

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 8- INCOME TAXES

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

The provision for income taxes consisted of the following components for the years ended February 28, 2009 and February 29, 2008:

	2009	2008	2007
Current:
Federal	35.0%	35.0%	35.0%
State	0.0%	0.0%	0.0%
Deferred:	-	-	-
Total income tax provision	35.0%	35.0%	35.0%

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2009	2008	2007
Deferred tax assets:
Net operating loss carryforward	$1,710,414	$136,919	$5,463

Total deferred tax assets	598,645	47,922	1,912
Less: Valuation Allowance	(598,645)	(47,922)	(1,912)

Net Deferred Tax Assets	$ -	$ -	$ -

The valuation allowance for deferred tax assets as of February 28, 2009, February 29, 2008 and February 28, 2007 was $598,645; $47,922 and $1,912, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of February 28, 2009, February 29, 2008 and February 28, 2007.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

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

NOTE 10 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

The following table illustrates the Company's estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Ryder Scott Company, L.P. The gas price as of February 28, 2010 is based on the 12-month unweighted average of the first of the month prices of the Henry Hub spot price which equates to $3.51 per Mmbtu. All prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

  MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 10 SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) -(continued)

	Proved Reserves
	Oil (MBbls)	Gas (Mmcf)	Equivalent (Mmcfe)

Proved reserves, February 28, 2008	0	1,224	1,224

Extensions and discoveries)	0	1,353	1,353

Production	0	(676)	(676)

	______	______	______

Proved reserves, February 28, 2009	$0	1,901	1,901

Oil and Gas Operations

 The following table sets forth revenue and direct cost information relating to the Company's oil and gas exploration and production activities.

2010
Gas production revenues	$2,240,574
Operating cost:
Depreciation, depletion and Amortization	(325,159)
Lease operating costs	(325,159)
Results of Operations	$1,789,993
Amortization rate per boe	$10.09

2009
Gas production revenues	$516,579
Operating cost:
Depreciation, depletion and Amortization	(12,000)
Lease operating costs	149,323
Results of Operations	$355,256
Amortization rate per boe	$0.55

  MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 10 SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) -(continued)

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization.

	February 28
	2010	2009	2008
	(In thousands)
Evaluated oil and natural gas properties	$7,916	$787	$0
Unevaluated oil and natural gas properties	3,534	0	0

	11,450	787	0
Accumulated depletion, depreciation and amortization	(1147)	(12)	0

	$10,303	$775	$0

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows:

	Years Ended February 28,
	2010	2009	2008
	(In thousands)
Property acquisition costs, proved (1)	$ 786	$712	$ 0
Property acquisition costs, unproved (1)	3,924	0	9
Exploration and extension well costs	0	0	0
Development costs	6,741	75	0
			9
Total costs	$11,451	$787	$ 9

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

  MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009, February 29, 2008 and February 28, 2007

NOTE 10 SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) -(continued)

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

The Standardized Measure is as follows:

	Years Ended February 28,
	2010	2009	2008
	(In thousands)
Future cash inflows	$6,285	4,092	0
Future production costs	(2,461)	(1,649)	0
Future development costs	(7)	(4)	0
Future income tax expense	(0)	(0)	0

Future net cash flows before 10% discount	3,817	2,439	0
10% annual discount for estimated timing of cash flows	(820)	(272)	0

Standardized measure of discounted future net cash flows	$2,997	2,167	0
		2111

Item 9.             Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Our principal independent accountant from February 20, 2008 to current date is De Joya Griffith & Company, LLC ("De Joya"). The report of De Joya on our financial statements for fiscal year ended February 28, 2009 and February 28, 2008, and of Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, for fiscal year ended February 29, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During fiscal years ended February 28, 2009 and 2008 there were no disagreements between us and our auditors, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of our auditors, would have caused our auditors to make reference thereto in its report on our audited financial statements.

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

As of February 28, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2009, because although our management performed an assessment of our internal control over financial reporting, we inadvertently omitted the inclusion of our management's report on internal control over financial reporting in our Annual Report on Form 10-K for such period, as filed on May 29, 2009, as well as in our Amendment No. 1 thereto, as filed with the SEC on March 16, 2010, and also because we did not include certain disclosure required for accelerated filers in such Form 10-K and Amendment No. 1 thereto.

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

Based upon this assessment, we determined that our internal control over financial reporting as of February 28, 2009 was effective.

De Joya Griffith & Company, LLC, Certified Public Accountants, the registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report regarding our internal control over financial reporting.

Changes In Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages and positions held as of May 28, 2009 are as follows:

Name	Age	Position with Company
Michael J. Newport	55	President/Chief Executive Officer and a Director
William D. Thomas	57	Secretary/Treasurer and Chief Financial Officer
Robert D. Fedun	65	Director, Compensation Committee member and Audit Committee member
Ernest G. Sorochan	64	Director, Audit Committee member
Simeon King Horton	57	Director
Angelo Viard	36	Director, Compensation Committee member and Audit Committee member

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

Ms. Horton received a Bachelor of Science degree with a major in geology and a minor in mathematics from the University of Southern Mississippi, Hattiesburg, Mississippi in 1977. She graduated with honours and was selected Outstanding Graduating Senior in Geology for the academic year of 1976-1977. Ms. Horton attended geology field camp thru the Rolla School of Mines, University of Missouri, which was conducted in the State of Utah. Ms. Horton is also an active member of the American Association of Petroleum Geologist and the Shreveport Geological Society, Shreveport, Louisiana.

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

Additional Corporate Governance Policies

Our Board of Directors considered additional corporate governance issues, structure, policies and principles. Therefore, pursuant to the written consent resolutions signed by all the members of the Board of Directors on February 4, 2009, our Board of Directors adopted certain corporate governance documents, including a Code of Conduct.

On May 19, 2010, our Board of Directors updated and modified our corporate governance documents, which updated documents have been posted on our website, www.mainlandresources.com. To access these materials, click on the "Investor" tab and scroll down to the "Corporate Governance" tab.

In addition, our Code of Conduct has been filed as Exhibit 14.1 to this Annual Report.

Item 11.          Executive Compensation

The following table sets forth the compensation paid during our fiscal years ended February 28, 2009, and February 29, 2008 and February 28, 2007 to any individual who served as our principal executive officer or principal financial officer during our fiscal year ended February 28, 2010 (the "Named Executive Officers"). We have no other executive officers other than our principal executive officer and our principal financial officer.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rahim Jivraj(3), prior President, CEO and CEO	2009	$-0-	$-0-	$-0-	$-0-	-	-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	-	-	$-0-	$-0-
	2007	$-0-	$-0-	$-0-	$-0-	-	-	$-0-	$-0-
Michael J. Newport, current President/CEO(4)	2009	$95,000	$-0-	$-0-	$1,651,500	-	-	$-0-	$1,746,500
	2008	$-0-	$-0-	$-0-	$-0-	-	-	$0-0	$-0-
	2007	$-0-	$-0-	$-0-	$-0-	-	-	$-0-	$-0-
William D. Thomas, current	2009	$10,400	$-0-	$-0-	$1,995,000	-	-	$-0-	$2,005,400
CFO
	2008	$-0-	$-0-	$-0-	$-0-	-0-	-	$-0-	$-0-
	2007	$-0-	$-0-	$-0-	$-0-	-	-	$-0-	$-0-

(1)   This amount represents fees paid to the Named Executive Officers during the past year pursuant to consulting services provided in connection with his respective position as Chief Executive Officer.

(2)   This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

(3)    Rahim Jivraj tendered his resignation to us as our President/Chief Executive Officer on February 28, 2008.

(4)    Michael J. Newport was appointed as our President/Chief Executive Officer on February 28, 2008.

Stock Options/Saw Grants In Fiscal Year Ended February 28, 2009

The following table sets forth information as at February 28, 2009 relating to Stock Options that have been granted to the Named Executive Officers.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not been vested	Market Value of Shares or Units of Stock that have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Number of Unearned Shares, Units or other Rights that have not Vested
Michael J. Newport President/CEO	900,000 150,000	-0- -0-	-0- -0-	$1.17 $3.00	04/07/18 02/04/19	-0- -0-	-0- -0-	-0- -0-	-0- -0-
William Thomas, Treasurer/CFO	750,000	-0-	-0-	3.00	07/09/18	-0-	-0-	-0-	-0-
Robert Fedun	300,000	-0-	-0-	1.17	04/07/18	-0-	-0-	-0-	-0-
Ernest Sorochan	200,000	-0-	-0-	3.00	07/15/18	-0-	-0-	-0-	-0-
Simeon King Horton	400,000 150,000	-0- -0-	-0- -0-	3.00 3.00	08/18/08 02/04/19	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Angelo Viard	250,000	-0-	-0-	3.00	11/18/18	-0-	-0-	-0-	-0-
David Urquhart	900,000*	-0-	-0-	1.17	04/07/18	-0-	-0-	-0-	-0-

*     As of the date of this Annual Report, the 900,000 Stock Options granted to David Urquhart have been cancelled.

The following table sets forth information relating to compensation paid to our directors during fiscal years ended February 28, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Newport(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Fedun(2)	-0-	-0-	351,000	-0-	-0-	-0-	351,000
Ernest Sorochan(3)	-0-	-0-	1,162,000	-0-	-0-	-0-	1,162,000
Simeon King Horton(4)	-0-	-0-	3,194,500	-0-	-0-	$58,840	3,253,340
Angelo Viard(5)	-0-	-0-	1,185,000	-0-	-0-	$56,724	1,241,724

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

Item 12.          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

As of May 28, 2009, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of May 28, 2009, there are 39,615,000 shares of common stock issued and outstanding.

Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Ownership(1)	Percentage Of Beneficial Ownership
Robert D. Fedun 20333 State Highway 249 Suite 200 Houston, Texas 77070	644,996(2)	1.63%
Michael J. Newport 20333 State Highway 249 Suite 200 Houston, Texas 77070	1,394,996(3)	3.52%
William D. Thomas 2033 State Highway 249 Suite 200 Houston, Texas 77070	780,000(4)	1.97%
Ernest Sorochan 2033 State Highway 249 Suite 200 Houston, Texas 77070	200,000(5)	Nil
Simeon King Horton 2033 State Highway 249 Suite 200 Houston, Texas 77070	550,000(6)	1.38%
Angelo Viard 2033 State Highway 249 Suite 200 Houston, Texas 77070	250,000(7)	Nil
All executive officers and directors as a group (6 persons)	3,819,992(8)	20.79%
Beneficial Shareholders Greater Than 10%
Parklane Investments Inc. 1 Alexander Road Kintersville, PA 18930	8,235,000	20.79%

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

Item 15.          Exhibits And Financial Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, filed with Nevada Secretary of State March 11, 2008 *
3.3	Certificate of Amendment, filed with Nevada Secretary of State July 7, 2009 (2)
3.4	Certificate of Change filed with Nevada Secretary of State May 26, 2010 (3)
3.5	Bylaws (1)
10.1	Property Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (1)
10.2	Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006. (1)
10.3	Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008 (4)
10.4	Letter Agreement dated July 14, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation(5)
10.5	Assignment, Conveyance and Bill of Sale between Mainland Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008(6)
10.6	Agreement dated August 4, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (2)
10.7	Option Agreement between Mainland Resources Inc. and Westrock Land Corp. dated September 4, 2008. (2)
10.8	Agreement between Mainland Resources Inc. and VCS Group Inc. dated February 11, 2009. (2)
14.1	Code of Conduct*
16.1	Letter of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants(7)
23.1	Consent of Ryder Scott Company , L.P., independent petroleum Consultants. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial *
99.1	Estimated Future Reserves and Income Attributable to Certain Leasehold Interests by Ryder Scott Company, L.P. (2)

*  Filed herewith

(1)    Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2007.

(2)    Incorporated by reference from Form 10-K/A filed with the Commission on March 16, 2010.

(3)   Incorporated by reference from Form 8-K filed with the Commission on May 26, 2010.

(4)   Incorporated by reference from Form 8-K filed with the Commission on March 4, 2008.

(5)    Incorporated by reference from Form 8-K filed with the Commission on July 18, 2008.

(6)    Incorporated by reference from Form 8-K filed with the Commission on August 8, 2008.

(7)   Incorporated by reference from Form 8-K filed with the Commission on February 22, 2008.

MAINLAND RESOURCES INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAINLAND RESOURCES INC.

Dated: November 9, 2010	By: "Nicholas W. Atencio" Nicholas W. Atencio, Chief Executive Officer

Dated: November 9, 2010	By: "William B. Thomas" William B. Thomas, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: November 9, 2010	By: "Nicholas W. Atencio" Nicholas W. Atencio Director
Dated: November 9, 2010	By: "Rahim Jivraj" Rahim Jivraj Director
Dated: November 9, 2010	By: "William B. Thomas" William B. Thomas Director
Dated: November 9, 2010	By: "Peter G. Wilson" Peter G. Wilson Director