Form 10-K/A
period 2010-02-28
MAINLAND RESOURCES INC.
filed 2010-11-10
CIK 1395205

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Annual Report is being amended primarily to provide additional disclosure required for non-smaller reporting companies, to revise disclosure regarding reserves estimates, statements of cash flows and discontinued operations, and disclosure regarding disclosure controls and procedures.

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

Proposed Merger with American Exploration Corporation

We have entered into a Merger Agreement and Plan of Merger with American Exploration Corporation ("American Exploration") dated as of March 22, 2010 (the "Merger Agreement"), pursuant to which American Exploration will be merged with and into our Company (the "Merger"), with our Company as the surviving company of the Merger.  By way of background, we have entered into a joint area development agreement with American Exploration to jointly develop contiguous acreage comprising the Buena Vista Prospect, an oil and gas exploration project located in Jackson County, Mississippi, U.S.A. As operator on the Buena Vista Prospect, we recently issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well to be drilled on the Prospect for the purpose of evaluating the Haynesville Shale formation. American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration has forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in otall of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

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

American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration has forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in otall of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of our letter agreement and related joint operating agreement with American Exploration).

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

Fig. 1: Location Map -
De Soto Parish Prospect, Louisiana

On February 27, 2008, we entered into an option agreement with Kingsley Resources, Inc., a Nevada corporation, pursuant to which we acquired all the right, title and interest Kingsley had in and to certain leasehold estates located in East Holly Field of De Soto Parish. The East Holly Field leases create a contiguous block of acreage on the southeast flank of the East Holly Field, otalling approximately 2,551 net acres. The leases were the subject of a leasehold purchase agreement dated December 11, 2007, and modified February 1, 2008, between Kingsley and Permian Basin Acquisition Fund, pursuant to which Kingsley acquired the sub-surface rights covered by the East Holly Field leases.

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

Under the purchase and sale agreement: (i) our Company sold its remaining 40% working interest in the Haynesville Shale, covering 2,903 acres or 1,161 net acres; and (ii) the purchaser paid to our Company $17,500 per net acre, totalling $20,321,525, subject to certain adjustments. The purchaser also agreed to be responsible for ad valorem, property or similar taxes, and to reimburse our Company for any and all out-of-pocket operating costs and capital expenditures costs incurred by us prior to closing (which otallin $7,838,079).

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

American Exploration was unable to fund its 20% share of the estimated total well costs ($2,710,000) of the Burkley-Phillips No. 1 Well within the 30 day period provided for in the joint development agreement, which expired on April 23, 2010. As a result, American Exploration forfeited its 29% working interest in the well and the Prospect in otall of our Company. We currently hold interests in excess of 17,000 acres in the Buena Vista Prospect. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

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

Earlier Option Agreement with Westrock Land Corp. Terminated

We had previously entered into an option agreement with Westrock effective September 3, 2008, to acquire 5,000 net acres in certain other mineral oil and gas leases located in the State of Mississippi. Under the option agreement: (i) our Company was to acquire a 100% working interest and a minimum 75% net revenue interest in the leases; (ii) we paid a $500,000 deposit on September 3, 2008 to secure the option, and agreed to pay certain acquisition costs per net mineral acres by August 31, 2009; and (iii) the balance of the acquisition costs, otalling $2,275,000, were due and payable upon completion, no later than October 15, 2008, of our due diligence investigation of the underlying properties. The option period was ultimately extended to January 20, 2010, pursuant to successive amending agreements executed on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009. We paid additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000, respectively, on October 17, 2008, December 1, 2008, December 29, 2009, April 27, 2009, May 6, 2009 and June 5, 2009, for an aggregate deposit of $1,300,000.

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

Internal Controls

Our Company's senior management, under the supervision of our Board of Directors, is responsible for the preparation of our estimates of proved reserves at February 28, 2010 and 2009. Our proved reserves are estimated at the property level and compiled for reporting purposes by our external engineers with input from our senior management. Reserves are reviewed and approved internally by our senior management and audit committee. As of our fiscal year ended February 28, 2010, Michael J. Newport, our President and Chief Executive Officer, was the person at our Company primarily responsible for overseeing the preparation or our reserves estimates and was also the person who received the report of our external engineers, Ryder Scott Company, L.P.

Our management works closely with our external engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. We provide our external engineers with pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel and consultants, to the external engineers as part of their evaluation of our reserves. Reserve database security is provided by our external engineers, who maintain these databases for us.

As part of the Company's internal control process, we performed a year-to-year reconciliation. The Company's senior management determined that there was no need for a look-back analysis due to the Company's decision to sell the Haynesville Shale asset. At the time the Company negotiated the sale of the asset, we used estimates of remaining reserves to determine a fair value.

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

The table below sets forth the results of drilling activities undertaken by Petrohawk, as operator, the De Soto Parish leases during the periods indicated:

	Years Ended February 28,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive(1)	-	-	1.0	0.40	-	-
Dry	-	-	-	-	-	-
Total Exploratory	-	-	1.0	0.40	-	-
Development Wells
Productive(1)	1.0	0.26	-	-	-	-
Dry	-	-		-	-	-
Total Development	1.0	0.26	-	-	-	-
Total Wells
Productive(1)	1.0	0.26	1.0	0.40	-	-
Dry	-	-	-	-	-	-
Total	1.0	0.26	1.0	0.40	-	-

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

	Year Ended February 28,
	2010(1)		2009		2008
	Gross(2)	Net(3)	Gross(2)	Net(3)	Gross(2)	Net(3)
Oil	-	-	-	-	-	-
Natural Gas	2	0.33	1	0.40	-	-
Total	2	0.33	1	0.40	-	-

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

SUMMARY OF DEVELOPED AND UNDEVELOPED ACREAGE INTERESTS

We own interests in developed and undeveloped oil and natural gas acreage in Louisiana and Mississippi. Our ownership interests take the form of working interests in oil and natural gas leases that have varying terms. The following table presents a summary of our acreage interests as of February 28, 2010:

Prospect	Developed Acreage(1)		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Louisiana
East Holly - Haynesville(2)	2,142	857	498	221	2,640	1,078
East Holly - Cotton Valley	-	-	2,695	2,021	2,695	2,021
Mississippi
Buena Vista - Haynesville/Bossier	-	-	11,839	8,761	11,839	8,761

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

As of February 28, 2010, we had 355, 5,347 and 2,868 net acres scheduled to expire by February 28, 2011, 2012 and 2013 , respectively, if production is not established or we take no other action to extend the terms. We plan to continue the terms of these licences through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.

As of February 28, 2010, 2,290 net undeveloped acres were held by production.

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

Item 6.            Selected Financial Data

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008 and the selected balance sheet data as of February 28, 2010 and February 28, 2009 are derived from our audited financial statements which are included elsewhere herein.

	Year Ended February 28,	Year Ended February 28,	Year Ended February 29,	Inception (May 12, 2006) to February 28,
	2010	2009	2008	2010

	(Audited)	(Audited)	(Audited)	(Audited)

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting Fees	$ 311,334	$ 595,374	-	$ 906,708
Management and rent fees - related party	250,164	126,400	8,627	390,984
Marketing expenses	560,025	921,107	-	1,481,132
Mineral property costs	-	-	10,070
Office and general	123,101	82,798	58,657	265,148
Professional fees	490,858	243,710	67,169	802,168
Salary expense	1,148,000	12,002,685	-	13,150,685

	2,883,482	13,972,074	144,523	16,996,825

NET OPERATING LOSS	(2,883,482)	(13,972,074)	(144,523)	(16,996,825)

OTHER ITEMS
Interest income	1,070	7,399	-	8,469
Gain on settlement of debt	-	33,239	-	33,239
Loss on abandonment on option deposit	(1,300,000)	-	-	(1,300,000)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(4,182,412)	(13,931,436)	(144,523)	(18,255,117)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(34,575)	355,256	-	306,171

NET LOSS	(4,216,987)	(13,576,180)	(144,523)	(17,948,946)

Foreign currency translation adjustment	-	422	(617)	-

COMPREHENSIVE LOSS	$ (4,216,987)	$ (13,575,758)	(145,140)	$ (17,948,946)

BASIC LOSS PER COMMON SHARE:
From continuing operations	$ (0.05)	$ (0.18)	$ (0.01)	$ 0.00
From discontinued operations	(0.00)	0.00	-	-

	$ (0.05)	$ (0.18)	$ (0.01)	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	80,569,066	77,055,822	26,106,803	12,180,570

BALANCE SHEET DATA
Total Assets	$ 12,348,940	$ 2,398,332
Total Current Liabilities	711,044	70,230
Liabilities Held for Sale	11,209,656	-
Total Stockholders' Equity	428,240	2,328,102

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

As at fiscal year ended February 28, 2009, our total assets were $2,398,332, comprised of current assets in the amount of $1,623,321 and valuation of proved oil and gas properties, net of accumulated depletion of $775,011. The increase in total assets during fiscal year ended February 28, 2009 from fiscal year ended February 29, 2008 was primarily due to the substantial increase in current assets, including the $1,100,000 deposit, and the valuation of the proved oil and gas properties of $775,011.

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

For fiscal year ended February 28, 2009, net cash flows used in investing activities was ($1,877,835) consisting of investment in oil and gas property, compared to net cash flows used in investing activities during fiscal year ended February 29, 2008 of ($9,176) consisting of investment in oil and gas property.

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

Going Concern

The independent auditors' report accompanying our February 28, 2010, February 28, 2009 and February 29, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 8.          Financial Statements And Supplemental Data

Reports of Independent Registered Public Accounting Firm dated May 27, 2010 and May 12, 2009.

Report of Independent Registered Public Accounting Firm (ICOFR) dated May 27, 2010.

Balance Sheets as at February 28, 2010 and February 28, 2009

Statements of Operations for Fiscal Years Ended February 28, 2010, February 28, 2009 and February 29, 2008 and from Inception (May 12, 2006) to February 28, 2010.

Statement of Stockholders' Equity for the Period from Inception (May 12, 2006) to February 28, 2010.

Statements of Cash Flows for the Fiscal Years Ended February 28, 2010, February 28, 2009 and February 29, 2008 and from Inception (May 12, 2006) to February 28, 2010.

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
Henderson, NV
May 27, 2010

2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 563-1600 • Facsimile (702) 920-8049

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	February 28, 2010	February 28, 2009

	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ 610,124	$ 150,276
Accounts Receivable	-	373,045
Prepaid expenses	31,918	-
Deposit on properties (Note 3)	-	1,100,000

Total current assets	642,042	1,623,321

OIL AND GAS PROPERTIES, (Note 3)
Proved, net of accumulated depletion $Nil (2009 - 12,000)	-	775,011
Unproved	3,534,436	-

Total Oil and Gas Properties	3,534,436	775,011

ASSETS HELD FOR SALE (Notes 3 and 9)	8,172,462	-

TOTAL ASSETS	$ 12,348,940	$ 2,398,332

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 711,044	$ 70,230

TOTAL CURRENT LIABILITIES	711,044	70,230

LIABILITIES HELD FOR SALE (Notes 3, 5 and 9)	11,209,656	-

CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Note 6)
Common stock, 400,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 80,969,502 common shares (February 28, 2009 - 79,230,000)	8,097	7,923
Additional paid-in-capital	18,369,089	16,052,138
Deficit accumulated during exploration stage	(17,948,946)	(13,731,959)

TOTAL STOCKHOLDERS' EQUITY	428,240	2,328,102

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 12,348,940	$ 2,398,332

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
	Year Ended February 28,	Year Ended February 28,	Year Ended February 29,	Inception (May 12, 2006) to February 28,
	2010	2009	2008	2010

	(Audited)	(Audited)	(Audited)	(Audited)
GENERAL AND ADMINISTRATIVE EXPENSES
Consulting Fees	$ 311,334	$ 595,374	-	$ 906,708
Management and rent fees-related party (Note 8)	250,164	126,400	8,627	390,984
Mineral property costs	-	-	10,070
Marketing expenses	560,025	921,107	-	1,481,132
Office and general	123,101	82,798	58,657	265,148
Professional fees	490,858	243,710	67,169	802,168
Salary expense (Note 7)	1,148,000	12,002,685	-	13,150,685

	2,883,482	13,972,074	144,523	16,996,825

NET OPERATING LOSS	(2,883,482)	(13,972,074)	(144,523)	(16,996,825)

OTHER ITEMS
Interest income	1,070	7,399	-	8,469
Gain on settlement of debt	-	33,239	-	33,239
Loss on abandonment on option deposit (Note 3)	(1,300,000)	-	-	(1,300,000)

NET LOSS BEFORE DISCONTINUED OPERATIONS	(4,182,412)	(13,931,436)	(144,523)	(18,255,117)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 9)	(34,575)	355,256	-	306,171

NET LOSS	(4,216,987)	(13,576,180)	(144,523)	(17,948,946)

Foreign currency translation adjustment	-	422	(617)	-

COMPREHENSIVE LOSS	$ (4,216,987)	$(13,575,758)	(145,140)	$(17,948,946)

BASIC LOSS PER COMMON SHARE:
From continuing operations	$ (0.05)	$ (0.18)	$ (0.01)
From discontinued operations	(0.00)	0.00	-

	$ (0.05)	$ (0.18)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	80,569,066	77,055,822	26,106,803

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended February 28,	Year Ended February 28,	Year Ended February 29,	Inception (May 12, 2006) to February 28,
	2010	2009	2008	2010

	(Audited)	(Audited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (4,182,412)	$ (13,931,436)	$(144,523)	$ (18,255,117)
Adjustments to reconcile net loss to net cash used in operating activities:
- Non-cash mineral property losses (recoveries)	1,300,000	(33,239)	-	1,271,201
- Stock-based compensation (Note 7)	1,148,000	12,002,685	-	13,150,685
- Non-cash consulting fees (Note 6)	16,125	-	-	16,125
- Donated services and expenses	-	-	8,627	14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Prepaid expenses	(31,918)	-	3,000	(31,918)
- Accounts payable - related parties	-	(6,138)	6,138	-
- Accounts payable and accrued liabilities	640,814	32,111	38,119	711,044

NET CASH (USED IN) CONTINUING OPERATIONS	(1,109,391)	(1,936,017)	(88,639)	(3,123,560)
NET CASH FROM (USED IN) RELATED TO OPERATING ACTIVITY IN DISCONTINUED OPERATIONS	4,028,675	(713,324)	-	2,788,128

NET CASH FROM (USED IN) OPERATING ACTIVITIES	2,919,284	(2,649,341)	(88,639)	(335,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(3,412,436)	(70,300)	(9,176)	(4,199,447)
Deposit on properties	(200,000)	(1,100,000)	-	(1,300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES IN CONTINUING OPERATIONS	(3,612,436)	(1,170,300)	(9,176)	(5,499,447)
NET CASH FLOWS USED IN INVESTING ACTIVITIES IN DISCONTINUED OPERATIONS	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	3,950,000	20,452	3,988,516
Proceeds from exercised warrants	1,153,000	-	-	1,153,000
Advances from related party	-	-	83,239	83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES IN CONTINUING OPERATIONS	1,153,000	3,950,000	103,691	5,224,755
NET CASH PROVIDED BY FINANCING ACTIVITIES IN DISCONTINUED OPERATIONS	-	-	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	422	(617)	-

INCREASE IN CASH	459,848	130,781	5,259	610,124

CASH, BEGINNING OF PERIOD	150,276	19,495	14,236	-

CASH, END OF PERIOD	$ 610,124	$ 150,276	$ 19,495	$ 610,124

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$ 201,159	$ -	-	$ 201,159
Cash paid for income taxes	$ -	$ -	-	$ -
Common stock issued for acquisition of mineral property	$ -	$ -	-	$ 4,440
Common stock issued for consulting fees	$ 16,125	$ -	-	$ 16,125
Common stock issued for satisfaction of liability	$ -	$ 50,000	-	$ 50,000
Donated services and rent	$ -	$ -	8,627	$ 14,420

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
(Audited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mainland Resources Inc. (the "Company") is an exploration stage as defined in FASB ASC 915 "Development Stage Entities". The Company was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008 which was completed at the end of January 2009 and commenced production from the Haynesville Shale formation. Through April 2010, the Company had five wells at various stages of drilling, completion and production in the Haynesville Shale formation. Subsequent to the period on April 22, 2010 the Company sold all its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana including the five producing wells (refer to Note 9).

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2010
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
(Audited)

NOTE 6 - STOCKHOLDERS' EQUITY, (continued)

(a)       Share Capital (continued)

Subsequent to the year end, on May 26, 2010 the Company corrected an administrative oversight regarding the Company's authorized share capital in relationship to the 1.5 for 1 forward split that was effective May 28, 2008, by filing a Certificate of Change with the Nevada Secretary of State. As a result, as of May 26, 2010, the Company's authorized share capital has been increased from 400,000,000 to 600,000,000 shares of common stock, par value $0.0001 per share. There was no change to the Company's issued and outstanding share capital.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29,2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

The Company paid a total of $234,039 in management fees to officers and directors of the Company for the period ended February 28, 2010 (February 28, 2009 - $126,400; February 29, 2008 - $8,627).

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
(Audited)

NOTE 10 - INCOME TAXES

The Company has adopted the FASB ASC 740-10, "Income Taxes". As of February 28, 2010, February 28, 2009, and February 29, 2008, the Company had net operating loss carry forwards of approximately $4,779,401; $1,710,414 and $137,000, respectively that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The provision for income taxes consisted of the following components for the years ended February 28, 2010, February 28, 2009 and February 29, 2008:

	2010	2009	2008
Current:
Federal	35.0%	35.0%	35.0%
State	0.0%	0.0%	0.00%
Deferred:	-	-	-
Total income tax provision	35.0%	35.0%	35.0%

Components of net deferred tax assets, including a valuation allowance, are as follows at February 28:
	2010	2009	2008
Deferred tax assets:
Net operating loss carryforward	$ 4,779,401	$ 1,710,414	$136,919

Total deferred tax assets	1,672,790	598,645	47,922
Less: Valuation Allowance	(1,672,790)	(598,645)	(47,922)

Net Deferred Tax Assets	$ - -	$ -	$ -

The valuation allowance for deferred tax assets as of February 28, 2010, February 28, 2009 and February 29, 2008 was $1,672,790, $598,645 and $47,922, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of February 28, 2010, February 28, 2009 and February 29, 2008.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

Share Capital

Subsequent to the year end, on May 26, 2010 the Company corrected an administrative oversight regarding the Company's authorized share capital in relationship to the 1.5 for 1 forward split that was effective May 28, 2008, by filing a Certificate of Change with the Nevada Secretary of State. As a result, as of May 26, 2010, the Company's authorized share capital has been increased from 400,000,000 to 600,000,000 shares of common stock, par value $0.0001 per share. There was no change to the Company's issued and outstanding share capital.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010, February 28, 2009 and February 29, 2008
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

Under the Standardized Measure, for the years ended February 28, 2010 and 2009 and February 29, 2008, the future cash inflows were estimated by applying year-end oil and natural gas prices to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required.

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

Item 9.             Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Our principal independent accountant from February 20, 2008 to current date is De Joya Griffith & Company, LLC ("De Joya"). During fiscal years ended February 28, 2010 and 2009 and February 29, 2008,, there were no disagreements between us and De Joya, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of De Joya, would have caused De Joya to make reference thereto in its report on our audited financial statements.

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

As of February 28, 2010, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2010, because we did not include certain required disclosure required for accelerated filers in our Annual Report on Form 10-K for such period, as filed with the SEC on June 1, 2010.

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

As of June 1, 2010, our directors and executive officers, their ages and positions held are as follows:

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

Michael J. Newport. Mr. Newport has been our President/Chief Executive Officer since February 28, 2008. Mr. Newport previously served as our director from February 28, 2008 until December 3, 2009. Mr. Newport has been actively involved in land management for nearly thirty years. He started his career with Amoco in their New Orleans office in May 1979 where he spent two years. Mr. Newport was actively involved in supervising brokers and writing all forms of land contracts for North and South Louisiana, Mississippi, Alabama and Florida. He then became a district landman for Harkins & Company in their Jackson, Mississippi office where he spent four years assembling drilling prospects and all land activities associated with operations in Mississippi, Alabama, Florida and Louisiana. The next four years were spent in Harkin's Oklahoma City office where he had the same responsibilities for Oklahoma and Arkansas as well as Mississippi, Alabama, Florida and Louisiana. Mr. Newport then joined Greenhill Petroleum in 1989 in Houston, Texas, where he was the land manager for six years in their Permian Basin Region. In addition to land management activities, Mr. Newport was responsible for acquisitions and divestitures. After leaving Greenhill, Mr. Newport has spent the last thirteen years managing brokers for West Texas, South Texas, East Texas, Oklahoma and North Louisiana as well as performing all landman management activities for various operators actively drilling and completing wells in these areas. Mr. Newport has nearly thirty years of experience in all phases of oil and gas land management with expertise in acquisitions, operations, divestitures, agreement preparation, negotiations, CAD mapping and broker supervision.

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

Peter G. Wilson. Mr. Wilson has served as our Vice President of Business Development (not an executive officer position) and a member of our Board of Directors since December 3, 2009. During the past eighteen years, Mr. Wilson has been involved in senior level management of public companies through his private investment company. His experience spans a wide range of project finance, development and contract negotiations within the mining, energy and real estate industries. Mr. Wilson's business experience includes international assignments in the United Kingdom, Canada, the United States, Switzerland and Norway. Mr. Wilson has worked extensively with overseas investor groups and within the E & P market in Louisiana, Texas and Oklahoma. From approximately October 2008 to present, Mr. Wilson has led the finance and exploration team as the President/Chief Executive Officer of Morgan Creek Energy Corp., a publicly listed company on the OTC Bulletin Board. From April 2007 through October 2009, Mr. Wilson was the president and a director of Hana Mining Ltd., a publicly TSX-V listed exploration company seeking to develop a copper-silver resource in Botswana, Africa. Additionally, during 2005 and 2006, he served as the president and chief executive officer of Sun Oil and Gas Corp., and from 1997 to 2005, Mr. Wilson was a director and vice president of Petroreal Oil Corp., a small oil producer engaged in energy asset purchases. From 1993 to 1999, Mr. Wilson was the vice president of Samoth Equity Corporation (now Sterling Center Corp.), a real estate lender, where he began his involvement with capital markets and finance.

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

Involvement In Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers has been involved in any of the following events during the past ten years that is material to an evaluation of the ability of such person to serve as an executive officer or director of our Company:

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

Committees Of The Board Of Directors

Audit Committee

As of the date of this Annual Report, Messrs. Viard, Mr. Wilson and Mr. Thomas have been appointed as members to our Audit Committee. Messrs Viard and Wilson are "independent" within the meaning of Rule 10A-3 under the Exchange Act and all are in addition financial experts. The Audit Committee operates under a written audit committee charter adopted by the Board of Directors on February 4, 2009 and revised on May 19, 2010.

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

Summary Compensation Table

The following table sets forth the compensation paid during our fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008 to any individual who served as our principal executive officer or principal financial officer during our fiscal year ended February 28, 2010 (the "Named Executive Officers"). We have no other executive officers other than our principal executive officer and our principal financial officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Newport, President/CEO(2)	2010	$160,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$160,000
	2009	$95,000	$-0-	$-0-	$1,651,500	-	-	$-0-	$1,746,500
	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
William Thomas, Treasurer, Secretary and CFO(3)	2010	$17,372	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$17,372
	2009	$10,400	$-0-	$-0-	$1,995,000	$-0-	$-0-	$-0-	$2,005,400
	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Mark Witt, former Secretary, Treasurer and CFO(4)	2010	$56,667	$-0-	$-0-	0	$-0-	$-0-	$-0-	$56,667
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

Simeon King Horton provides geological consulting services to our Company. We do not have a written agreement with her; she works as a consultant and bills at the rate of $1,000/day plus expenses.

Item 12.           Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

As of June 1, 2010, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of June 1, 2010, there are 80,969,502 shares of common stock issued and outstanding.

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

Viard Consulting Services

Effective October 2, 2008, our Board of Directors authorized the engagement of Viard Consulting Services, now known as VCS Group Inc. ("VCS Group") in accordance with the terms and provisions set forth in that certain letter agreement dated February 11, 2009 (the "Agreement"). We engaged VCS Group to render services and related reports to use in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In accordance with the terms and provisions of the Agreement, VCS Group shall perform certain services including, but not limited to, the following: (i) re-assess our existing controls and business cycles and conduct a risk assessment on each cycle for our fiscal year for audit attestation; (ii) conduct a full review of the management governance process; (iii) assemble a project team to conduct evaluations; (iv) define significant processes, materiality and fraud; (v) document and evaluate internal controls at the entity-wide level; (vi) assist management in development of policies and procedures; (vii) identify deficiencies; (viii) develop and execute independent testing procedures and (ix) summarize findings and report to Board of Directors and management. In furtherance of the terms and provisions of the Agreement, we agreed to pay VCS Group an hourly rate of $155. During our fiscal year ended February 28, 2010, we paid VCS Group an aggregate of $54,362 for fees and associated expenses (2009 - $56,724; 2008- $0). One of our directors, Angelo Viard, is the sole officer, director and shareholder of VCS Group and receives compensation indirectly through VCS Group.

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

10.13	Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC.(11)
10.14	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009.(11)
10.15	Purchase Agreement by and between Mainland Resources, Inc. and EXCO Operating Company, LP, dated March 12, 2010.(12)

Exhibit No.	Document
10.16	Option Agreement between Mainland Resources, Inc. and Westrock Land Corp., dated June 22, 2009, as amended September 28, 2009.(13)
10.17	Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009.(13)
10.18	Operating Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009.(13)
14.1	Code of Conduct.(13)
23.1	Consent of Ryder Scott Company , L.P., independent petroleum Consultants. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial *
99.1	Report from Ryder Scott Company, L.P.*

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
Dated: November 9, 2010	By: "Nicholas W. Atencio" Nicholas W. Atencio Director
Dated: November 9, 2010	By: "Rahim Jivraj" Rahim Jivraj Director
Dated: November 9, 2010	By: "William D. Thomas" William D. Thomas Director
Dated: November 9, 2010	By: "Peter G. Wilson" Peter G. Wilson Director