Form 10-Q
period 2010-11-30
MAINLAND RESOURCES INC.
filed 2011-01-10
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

 Large accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)

 Accelerated filer   [X]
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  80,969,502 shares of common stock as of January 10, 2011.

MAINLAND RESOURCES, INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited condensed interim financial statements of Mainland Resources, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Balance Sheets as of November 30, 2010 (unaudited) and February 28, 2010 (audited)

5

Unaudited Statements of Operations for the three months ended November 30, 2010 and 2009, the nine months ended November 30, 2010 and 2009 and from inception (May 12, 2006) to November 30, 2010

6

Unaudited Statements of Cash Flows for the nine months ended November 30, 2010 and 2009 and from inception (May 12, 2006) to November 30, 2010

7

Unaudited Notes to Financial Statements

8

It is the opinion of management that the unaudited condensed interim financial statements for the three and nine months ended November 30, 2010 and 2009 include all adjustments necessary in order to ensure that the unaudited condensed interim financial statements are not misleading. These unaudited condensed interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim condensed financial statements follow the same accounting policies and methods of their application as our Company's audited annual financial statements for the year ended February 28, 2010. All adjustments are of a normal recurring nature. These unaudited condensed interim financial statements should be read in conjunction with our Company's audited annual financial statements as of and for the year ended February 28, 2010.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2010

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

v

 November 30,
2010

 February 28,
2010

(Unaudited)

(Audited)

ASSETS

CURRENT ASSETS

Cash

$ 702,777

$ 610,124

Promissory Note Receivable (Note 4)

60,000

-

Prepaid expenses

66,292

31,918

Total current assets

829,069

642,042

OIL AND GAS PROPERTIES (Note 3)

Unproved

12,056,791

3,534,436

Total Oil and Gas Properties

12,056,791

3,534,436

ASSETS HELD FOR SALE (Notes 3 and 9)

-

8,172,462

TOTAL ASSETS

$ 12,885,860

$ 12,348,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities

$ 1,401,077

$ 711,044

Drilling advances (Note 3)

122,924

-

TOTAL CURRENT LIABILITIES

1,524,001

711,044

LIABILITIES HELD FOR SALE (Notes 3, 5 and 9)

-

11,209,656

CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 6)

Common stock, 600,000,000 shares authorized with $0.0001 par value

 Issued and outstanding - 80,969,502 common shares
(February 28, 2010 - 80,969,502)

8,097

8,097

Additional paid-in-capital

22,333,540

18,369,089

Deficit accumulated during exploration stage

(10,979,778)

(17,948,946)

TOTAL STOCKHOLDERS' EQUITY

11,361,859

428,240

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY

$ 12,885,860

$ 12,348,940

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

 Three months ended
November 30,

 Nine months ended
November 30,

Inception (May 12, 2006) to November 30,

2010

2009

2010

2009

2010

GENERAL AND ADMINISTRATIVE EXPENSES

 Consulting fees

$ 72,982

$ 60,371

$ 257,443

$ 264,352

$ 1,164,151

 Management fees - related party (Note 8)

169,225

74,667

455,881

159,039

846,865

 Marketing expenses

-

-

596,492

62,003

2,077,624

 Office and general

74,260

35,512

226,965

124,447

492,113

 Professional fees

156,519

92,518

706,297

202,219

1,508,465

 Salary expense (Note 7)

-

-

3,964,450

1,148,000

17,115,135

472,986

263,068

6,207,528

1,960,060

23,204,353

NET OPERATING LOSS

(472,986)

(263,068)

(6,207,528)

(1,960,060)

(23,204,353)

OTHER ITEMS

 Gain on settlement of debt

 -

-

-

-

33,239

 Interest income

 4,353

232

15,845

700

24,314

 Loss on abandonment of option deposit  (Note 3)

-

-

-

-

(1,300,000)

LOSS BEFORE INCOME TAX

(468,633)

(262,836)

(6,191,683)

(1,959,360)

(24,446,800)

 Federal income tax benefit
   from continuing operations

1,600,000

-

2,600,000

-

2,600,000

 INCOME/(LOSS)
FROM CONTINUING OPERATIONS

1,131,367

(262,836)

(3,591,683)

(1,959,360)

(21,846,800)

DISCONTINUED OPERATIONS (Note 9)

Income (loss) from discontinued operations

-

89,665

(192,875)

950,101

113,296

     Gain on disposal of discontinued
operations, net of tax expense of $2,600,000

-

-

10,753,726

-

10,753,726

INCOME FROM DISCONTINUED OPERATIONS

-

89,665

10,560,851

950,101

10,867,022

NET INCOME (LOSS) FOR THE PERIOD

$1,131,367

$ (173,171)

$ 6,969,168

$(1,009,259)

$(10,979,778)

BASIC AND DILUTED LOSS PER COMMON SHARE:

-CONTINUING OPERATIONS

$ 0.01

$ (0.00)

$ (0.04)

$ (0.02)

- DISCONTINUED OPERATIONS

$ 0.00

$ 0.00

$ 0.13

$ 0.01

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

$ 0.01

$ (0.00)

$ 0.09

$ (0.01)

 BASIC AND DILUTED WEIGHTED
    AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

80,969,502

79,230,000

80,969,502

76,377,536

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended November 30,

Inception (May 12, 2006) to November 30,

2010

2009

2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$ 6,969,168

$ (1,009,259)

$ (10,979,778)

Less: income from discontinued operations, net of tax

(10,560,851)

(950,101)

(10,867,022)

Net loss from continuing operations

(3,591,683)

(1,959,360)

(21,846,800)

   Adjustments to reconcile net income (loss) to net cash used in operating activities:

- Non-cash mineral property losses

-

-

1,271,201

- Stock-based compensation (Note 7)

3,964,450

1,148,000

17,115,135

- Non-cash consulting fees (Note 6)

-

16,125

16,125

- Donated services and expenses

-

-

14,420

CHANGES IN OPERATING ASSETS AND LIABILITIES

- Prepaid expenses

(34,374)

-

(66,292)

- Drilling advances

122,924

-

122,924

- Accounts payable and accrued liabilities

(577,132)

3,702

133,912

NET CASH USED IN OPERATING ACTIVITIES

(115,815)

(791,533)

(3,239,375)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in oil and gas property

(7,255,189)

-

(10,738,825)

Deposit on properties

-

(200,000)

(1,300,000)

Promissory note receivable advances

(60,000)

-

(60,000)

NET CASH USED IN INVESTING ACTIVITIES

(7,315,189)

(200,000)

(12,098,825)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on sale of common stock

-

-

3,988,516

Proceeds from exercised warrants

-

1,153,000

1,153,000

Advances from related party

-

-

83,239

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

-

1,153,000

5,224,755

NET CASH PROVIDED BY DISCONTINUED OPERATIONS

7,523,657

170,361

10,816,222

INCREASE IN CASH

92,653

331,828

702,777

CASH, BEGINNING OF PERIOD

610,124

150,276

-

CASH, END OF PERIOD

$ 702,777

$ 482,104

$ 702,777

 SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest

$ 172,458

$ 78,841

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

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

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

Going concern

The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of November 30, 2010, the Company has an accumulated deficit during the exploration stage of $10,979,778.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing.  During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during the year ended February 28, 2010, 1,729,500 warrants were exercised at $0.67 for net proceeds to the company of $1,153,000. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. On April 22, 2010, the entire outstanding balance owed on the secured line of credit was repaid from the proceeds of the sale of assets (refer to Note 3 and 5).

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

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

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of November 30, 2010, there have been no asset retirement obligations recorded.

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

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of November 30, 2010, the Company's cash and cash equivalents exceed federally insured limits by approximately $453,000.

Earnings (loss) per common share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company.  Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive. Although there are stock options outstanding, using the treasury stock method, the Company had no common stock equivalents issuable under stock options.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. At November 30, 2010, the Company has a current income tax liability of $Nil.  The original balance of $2,600,000 recorded during the period was attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP which has been fully offset by deductible exploration costs incurred on the drilling of the Burkley-Phillips #1 well in Mississippi (see Notes 3 and 9).

Stock-based compensation

The Company has adopted FASB ASC 718-10, "Compensation-Stock Compensation", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

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

On December 21, 2009, the Company acquired, under its agreement with Petrohawk, an additional 159.3 net acres for $412,985 and on December 23, 2009 the Company also acquired an additional 51.96 net acres in conjunction with Petrohawk for $94,731 within the Cotton Valley/Haynesville trend in the State of Louisiana.  A portion of these properties containing the area below the Cotton Valley/Hosston formations was included in the April 2010 sale to EXCO. Operating Company LP (see Note 9).

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

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

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

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

Buena Vista -Mississippi Haynesville/Bossier Prospect

On June 23, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009.  On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acres subject to the Option Agreement.  The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009 the Company paid an additional $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060.  During fiscal 2010 the Company acquired approximately an additional 861 net acres for $122,376 and subsequent to year end the Company acquired approximately an additional 8,573 net acres at a cost of $556,258. The Company's total acreage as of November 30, 2010 is approximately 17,838 net acres, with net revenue interests ranging from 71.00% to 78.34%. Total cost to date of acquiring leases is $3,967,962.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Burkley-Phillips No. 1

During the period the Company began preparations to drill the first well on the Buena Vista Prospect. Drilling commenced on July 21, 2010.  The Company's working interest in the well is 72%. The Company will fund 90% of the well costs to earn its 72% interest in the well. Guggenheim Partners LLC will fund 10% of the well costs in order to earn an 8% working interest in the well. Guggenheim funded its portion of dry hole cost of $865,000 in advance of which $122,924 remains unexpended as of November 30, 2010.

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

Western Mississippi Prospect

On August 3, 2010 the Company acquired a 100% working interest in 1,258 net acres in western Mississippi within the same general geological region as the Buena Vista Project in Jefferson County, Mississippi at a cost of $105,746.

The Company's Oil and Gas properties are made up as follows:

 November 30,
2010

February 28, 2010

 Oil and Gas Properties:

     Proved, subject to depletion

$ -

$ 3,227,866

     Unproved, not subject to depletion

12,056,791

8,223,155

12,056,791

11,451,021

     Accumulated depletion

-

(1,147,465)

 Preliminary Oil and Gas Properties

12,056,791

10,303,556

 Less: reclassified to Assets held for Sale (refer to Note 9)

-

(6,769,120)

 Total Oil and Gas Properties

$ 12,056,791

$ 3,534,436

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

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

7,861,084

8,522,355

Balance, November 30, 2010

$ 4,195,707

$ 7,861,084

$ 12,056,791

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

On September 27, 2010, the Company approved an unsecured promissory loan of $60,000 to AEC. The note had an original maturity date of December 31, 2010 and an interest rate of 12% per annum.  Subsequent to November 30, 2010 the maturity date of this loan was extended to March 31, 2011.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

NOTE 5 - PROMISSORY NOTE PAYABLE

Effective July 21, 2009, the Board of Directors of the Company authorized the execution of a $3,500,000 senior secured bridge loan with Guggenheim Corporate Funding LLC ("Guggenheim") (the "Loan Agreement").  The Company closed the Loan Agreement effective August 10, 2009 with a maturity date of December 1, 2009. In connection with the bridge loan, $2,000,000 was advanced to the Company with the remaining $1,500,000 to be advanced after certain conditions were met.  The term financing also proposes non-binding conditions for a $10,000,000 senior secured advancing line of credit to be negotiated between the Company and Guggenheim.  On October 16, 2009, the Board of Directors of the Company authorized the execution of a senior secured advancing line of credit agreement with a maturity date of October 16, 2011 (the "Line of Credit Agreement").  The Line of Credit Agreement represents a $40,000,000 line of credit facility with Guggenheim and certain other lenders.  The advances were used to retire the $2,000,000 outstanding on the $3,500,000 senior secured bridge loan indicated above and to fund well drilling and completion costs and property acquisition costs.

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

The Company paid financing fees in connection with the original bridge loan of $415,600 which were being amortized over the life of the loan of which $249,277 was amortized through October 16, 2009.  The then unamortized balance of $166,323 along with $1,093,617 of additional costs incurred in connection with the new line of credit was to be amortized over the life of the line of credit to October 16, 2011.  A total of $438,276 of this balance was amortized through February 28, 2010 leaving an unamortized balance of $1,070,941.

On April 22, 2010 the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets were sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources, for $28,159,604.  The Company used part of the proceeds to retire its entire debt to Guggenheim and to re-acquire the overriding royalty interests granted to Guggenheim in the East Holly Field DeSoto property.  The assets and liabilities related to this disposal were reclassified as of February 28, 2010 and along with the promissory note payable to Guggenheim totalling $10,278,485 were classified as liabilities held for sale and the unamortized deferred financing costs totalling $1,070,941 were classified as assets held for sale (refer to Note 9 ).  As of November 30, 2010, the debt owed to Guggenheim has been fully repaid and retired.

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

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

(b)     Share Capital (continued)

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

(d)     Share Purchase Warrants

The Company's share purchase warrants activity for the year ended November 30, 2010 is summarized as follows:

Number of Warrants

 Weighted average exercise
Price per share

 Weighted average remaining
In contractual life (in years)

Balance, February 29, 2009

6,000,000

$ 0.67

0.17

Issued

-

-

-

Expired

(4,270,500)

0.67

-

Exercised

(1,729,500)

0.67

-

Balance, February 29, 2010

-

-

-

Issued

-

-

-

Expired

-

-

-

Exercised

-

-

-

Balance, November 30, 2010

-

$ -

-

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

(d)     Share Purchase Warrants (continued)

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

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

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

On March 23, 2010, Mr. Witt resigned as the Chief Financial Officer/Treasurer of the Company.  Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt agreed to a severance payment of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 500,000 commons stock options, exercisable for two years at an exercise price of $1.25 per share (approved by the Board of Directors on March 25, 2010).  The total fair value of these options at the date of grant was estimated at $385,950 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 2 years, a risk free interest rate of 1.04%, a dividend yield of 0% and expected volatility of 103.4% and was recorded as a stock based compensation expense in fiscal 2011.

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

On April 8, 2010, the 1,500,000 stock options noted above were cancelled and replaced by a grant of 500,000 fully vested stock options with an exercise price of $1.47 per share for a term of 10 years to replace the agreement of September 22, 2009. The total fair value of these options at the date of grant was estimated at $581,900 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 109.9% and was recorded as a stock based compensation expense in fiscal 2011.

As approved by the Board of Directors, on March 18, 2010, the Company granted a total of 1,000,000 stock options to a consultant of the Company at $1.15 per share for terms of ten years with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 100,000 Stock Options vesting immediately on effective date (b) 200,000 Stock Options vesting 90 days after effective date, (c) 200,000 Stock Options vesting 180 days after effective date and (d) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"). The total fair value of the initial 100,000 options as of March 18, 2010 was estimated at $99,660 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.44%, a dividend yield of 0% and expected volatility of 111.2% and was recorded as a stock based compensation expense in 2011.  The total fair value of the second tranche of 200,000

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

NOTE 7 - STOCK OPTION PLAN (continued)

options as of June 16, 2010 was estimated at $183,200 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.06%, a dividend yield of 0% and expected volatility of 98.3% and was recorded as a stock based compensation expense in fiscal 2011

As approved by the Board of Directors, on April 5, 2010, the Company granted a total of 450,000 fully vested stock options to five consultants of the Company at $1.40 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $509,040 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 92.1% and was recorded as a stock based compensation expense in fiscal 2011.

As approved by the Board of Directors, on April 8, 2010, the Company granted a total of 1,500,000 fully vested stock options to two officers and directors of the Company at $1.55 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,733,250 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 109.9% and was recorded as a stock based compensation expense in fiscal 2011.

Effective August 23, 2010, the Company granted an aggregate of 3,500,000 stock options to the Company's Chief Executive Officer under terms as follows: (a) 1,500,000 Stock Options vesting on the grant date at an exercise price of $0.44 per share and (b) a further 750,000 Stock Options vesting upon successful completion by the Company during the term of the executive agreement referred to below, of an equity or debt financing of at least $5 million and (c) a further 750,000 Stock options vesting upon successful closing by the Company during the term of the executive services agreement of an agreement with any third party investing equity partner which allows for the initiation of drilling on the Cotton Valley/Hosston formations in the East Holly Field located in Louisiana and (d) a further 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with the NYSE Amex Equities during the term of the executive services agreement.  The exercise price at each vesting date for items (b), (c) and (d) shall be equal to the 15 previous days weighted average closing share price of the Company's common shares from the date of successful completion of the requirements for vesting.  The total fair value of the initial 1,500,000 options as of August 23, 2010 was estimated at $471,450 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.43%, a dividend yield of 0% and expected volatility of 94.4% and was recorded as a stock based compensation expense in fiscal 2011.

The Company's stock option activity for the period ended November 30, 2010 is summarized as follows:

Number of Options

 Weighted average exercise
Price per share

 Weighted average remaining
In contractual life (in years)

Balance, February 28, 2009

6,200,000

$ 1.15

9.36

Granted

800,000

1.50

-

Exercised

-

-

-

Expired / cancelled

-

-

-

Balance, February 28, 2010

7,000,000

1.19

8.49

Granted

4,750,000

1.09

-

Exercised

-

-

Expired/cancelled

(200,000)

-

Balance, November 30, 2010

11,550,000

$ 1.14

8.07

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid a total of $455,881 in management fees to officers and directors of the Company for the nine month period ended November 30, 2010 (2009 - $159,039).

The Company has paid $26,700 to an officer and director of the Company to provide office space and office services for the nine month period ended November 30, 2010 (2009 - $Nil).

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

Effective August 23, 2010, the Board of Directors authorized the execution of a two-year executive service agreement with Nicholas W. Atencio, the Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Atencio a monthly salary of $25,000; (ii) the Company would grant an aggregate of 3,500,000 stock options (the "Stock Options") to Mr. Atencio under its 2010 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options shall vest on the effective date of the executive services agreement at an exercise price of $0.44 per share and (b) a further 750,000 Stock Options would vest upon successful completion by the Company during the term of the executive agreement of an equity or debt financing of at least $5 million and (c) a further 750,000 Stock options would vest upon successful closing by the Company during the term of the executive services agreement of an agreement with any third party investing equity partner which allows for the initiation of drilling on the Cotton Valley/Hosston formations in the East Holly Field located in Louisiana and (d) a further 500,000 Stock Options would vest when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

("NYSE Amex Equities") during the term of the executive services agreement.  The exercise price at each vesting date for items (b), (c) and (d) shall be equal to the 15 previous days weighted average closing share price of the Company's common shares from the date of successful completion of the requirements for vesting.

NOTE 9 - DISCONTINUED OPERATIONS

Exco Operating Company, LP - Sale

During the period on April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP, a wholly owned subsidiary of EXCO Resources for $28,159,604 effective January 1, 2010. The Company has sold its 40% working interest in all rights deeper than the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation and includes all of the Company's producing wells) in the East Holly Field.  The Company continues to own a 100% interest in all rights above this depth and specifically, in the Cotton Valley, Hosston and Upper Bossier sections.

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

NOTES TO FINANCIAL STATEMNETS

NOVEMBER 30, 2010

(Unaudited)

NOTE 9 - DISCONTINUED OPERATIONS (continued)

For all periods presented, the results of the Company represent the results related to the disposed of wells, related properties and financing activities as discontinued operations.  A summary of the components of the results of discontinued operations is as follows:

Nine Months Ended
November 30,

 Inception
(May 12, 2006) to November 30,

2010

2009

2010

REVENUES

Oil and gas revenue

$ -

$ 2,118,927

$ 2,924,179

GENERAL AND ADMINISTRATIVE EXPENSES

Operating costs and taxes

10,417

618,887

827,015

Depletion Allowance

-

170,937

1,147,465

Mineral property costs

-

-

14,510

10,417

789,824

1,988,990

NET OPERATING INCOME (LOSS)

(10,417)

1,329,103

935,189

OTHER ITEMS

Interest expense

(172,458)

(78,841)

(373,617)

Finance costs

(10,000)

(300,161)

(448,276)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

$ (192,875)

$ 950,101

$ 113,296

NOTE 10 -CONTINGENCIES

During August 2009, the Company was included in a third party lawsuit by a former director of the Company. The former Director made certain allegations against the Company, as specifically described in the body of the Company's August 31, 2009 and November 30, 2009 filings on Form 10-Q and the February 28, 2010 10-K. Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency. The amount of such loss, if any, could not previously be reasonably estimated and accordingly, no amount was recorded. During the period, the suit was settled with a result that there was no financial impact or ongoing obligation to the Company.

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended November 30, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended November 30, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" below.

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

Based on the available data and subject to financing, we plan to drill up to three wells as operator in the Hosston/Cotton Valley formations in 2011, and also to evaluate the shale gas production value of the Upper Bossier formation on the DeSoto Parish leases.  We expect that these formations will provide continual solid pay with low risk and predictable development costs.

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

Results of Operations

The following table sets forth our results of operations from inception on May 12, 2006 to November 30, 2010 as well as for the three and nine month periods ended November 30, 2010 and 2009.

Three months ended November 30,

Nine months ended November 30,

Inception (May 12, 2006) to November 30,

2010

2009

2010

2009

2010

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting fees (Note 6)

$ 72,982

$ 60,371

$ 257,443

$ 264,352

$ 1,164,151

Management fees - related party (Note 8)

169,225

74,667

455,881

159,039

846,865

Marketing expenses

-

-

596,492

62,003

2,077,624

Office and general

74,260

35,512

226,965

124,447

492,112

Professional fees

156,519

92,518

706,297

202,219

1,508,465

Salary expense (Note 7)

-

-

3,964,450

1,148,000

17,115,135

472,986

263,068

6,207,528

1,960,060

23,204,353

NET OPERATING LOSS

(472,986)

(263,068)

(6,207,528)

(1,960,060)

(23,204,353)

OTHER ITEMS

Gain on settlement of debt

-

-

-

-

33,239

Interest income

4,353

232

15,845

700

24,314

Loss on abandonment of option deposit (Note 3)

-

-

-

-

(1,300,000)

LOSS BEFORE INCOME TAX

(468,633)

(262,836)

(6,191,683)

(1,959,360)

(24,446,800)

 Federal income tax benefit from continuing operations

1,600,000

-

2,600,000

-

2,600,000

 INCOME/(LOSS) FROM CONTINUING
OPERATIONS

1,131,367

(262,836)

(3,591,683)

(1,959,360)

(21,846,800)

 DISCONTINUED OPERATIONS
 (Note 9)
    Income (loss) from discontinued operations
    Gain on disposal of discontinued
operations, net of tax expense of $2,600,000

-

-

89,665

-

(192,875)

10,753,726

950,101

-

113,296

10,753,726

INCOME FROM DISCONTINUED OPERATIONS

-

89,665

10,560,851

950,101

10,867,022

NET INCOME (LOSS) FOR THE PERIOD

$ 1,131,367

$ (173,171)

$ 6,969,168

$ (1,009,259)

$ (10,979,778)

BASIC AND DILUTED LOSS PER COMMON SHARE -CONTINUING OPERATIONS

$ (0.01)

$ (0.00)

$ (0.04)

$ (0.02)

BASIC AND DILUTED INCOME PER COMMON SHARE - DISCONTINUED OPERATIONS

$ 0.00

$ 0.00

$ 0.13

$ 0.01

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

$ 0.01

$ (0.00)

$ 0.09

$ (0.01)

 BASIC AND DILUTED WEIGHTED
    AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

80,969,502

79,230,000

80,969,502

76,377,536

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

We did not generate any revenue during the three months ended November 30, 2010 or November 30, 2009.

During the three months ended November 30, 2010, we incurred general and administrative expenses of $472,986 compared to $263,068 incurred during the three months ended November 30, 2009.  These general and administrative expenses included the following:

  consulting fees of $72,982 during the three months ended November 30, 2010 (2009 - $60,371), which increased in 2010 as we ramped up consulting services while conducting our drilling program;

  management and rent fees of $169,225 during the three months ended November 30, 2010 (2009 - $74,667), which increased in 2010 due to our expanded exploration program in Mississippi;

  office and general expenses of $74,260 during the three months ended November 30, 2010 (2009 - $35,512), which increased in 2010 due to our expanded exploration program in Mississippi;

  professional fees of $156,519 during the three months ended November 30, 2010 (2009 - $92,518), which increased in 2010 due to our expanded exploration program in Mississippi, and the proposed merger with American Exploration;

Our general and administrative expenses incurred during the three months ended November 30, 2010 compared to the three months ended November 30, 2009 increased primarily due to higher management and professional fees due to our expanded exploration program in Mississippi.

As a result of the above, our net operating loss during the three months ended November 30, 2010 was $(472,986) compared to a net operating loss of $(263,068) during the three months ended November 30, 2009.

During the three months ended November 30, 2010, we recorded other income in the amount of $4,353, consisting solely of interest income (2009 - $232), and we recorded a federal income tax benefit from continuing operations of $1,600,000 (2009 - $Nil).  As a result, our income from continuing operations for the three months ended November 30, 2010 was $1,131,367 (2009 - loss of $(262,836)

During the three months ended November 30, 2010, we recorded a $Nil income/loss from discontinued operations (2009 - $89,665 income from discontinued operations).  As a result, our net income for the three months ended November 30, 2010 was $1,131,367 (2009 - net loss of $(173,171).

Nine Months Ended November 30, 2010 Compared to Nine Months Ended November 30, 2009

We did not generate any revenue during the nine months ended November 30, 2010 or November 30, 2009.

During the nine months ended November 30, 2010, we incurred general and administrative expenses of $6,207,528 compared to $1,960,060 incurred during the nine months ended November 30, 2009.  These general and administrative expenses included the following:

  consulting fees of $257,443 during the nine months ended November 30, 2010 (2009 -$264,352), which decreased in 2010 as we required less consulting services while we focused on preparing for our drilling program;

  management and rent fees of $455,881 during the nine months ended November 30, 2010 (2009 - $159,039), which increased in 2010 due to our expanded exploration program in Mississippi;

  marketing expenses of $596,492 during the nine months ended November 30, 2010 (2009 - $62,003), which increased in 2010 due to the need for enhanced public disclosure regarding our proposed Merger with American Exploration, and regarding our change in emphasis to asset divestiture and building our acreage position in Mississippi;

  office and general expenses of $226,965 during the nine months ended November 30, 2010 (2009 - $124,447), which increased in 2010 due to our expanded exploration program in Mississippi;

  professional fees of $706,297 during the nine months ended November 30, 2010 (2009 - $202,219), which increased in 2010 due to our expanded exploration program in Mississippi, asset divestiture, setting up mezzanine financing program and the proposed merger with American Exploration;

  salary expenses of $3,964,450 during the nine months ended November 30, 2010 (2009 - $1,148,000), which increased in 2010 due to stock option grants awarded during the period.

Our general and administrative expenses incurred during the nine months ended November 30, 2010 compared to the nine months ended November 30, 2009 increased primarily due to an increase in salary expenses from $1,148,000 in 2009 to $3,964,450 in 2010.  Our salary expenses were considerably higher in 2010 due to stock option grants awarded during the period.

As a result of the above, our net operating loss during the nine months ended November 30, 2010 was $(6,207,528) compared to a net operating loss of $(1,960,060) during the nine months ended November 30, 2009.

During the nine months ended November 30, 2010, we recorded other income in the amount of $15,845, consisting solely of interest income (2009 - $700)  and we recorded a federal income tax benefit from continuing operations of $2,600,000 (2009 - $Nil).  As a result, our loss from continuing operations for the nine months ended November 30, 2010 was $(3,591,683 (2009 - loss of $(1,959,360)).

In addition, during the nine months ended November 30, 2010, we recorded a $192,875 loss from discontinued operations (2009 - $950,101 income from discontinued operations), which was offset by a gain on disposal of discontinued operations of $10,753,726 (2009 - $Nil), net of tax expense of $2,600,000, in connection with the sale of our Company's Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana to EXCO Operating Company, LP. for $28,159,604 on April 22, 2010, but with an effective date of January 1, 2010.  As a result, our net income for the nine months ended November 30, 2010 was $6,969,168 (2009 - net loss of $(1,009,259)).

Liquidity And Capital Resources

As of November 30, 2010, we had total current assets of $829,069 and total current liabilities of $1,524,001 resulting in a working capital deficit of $694,932.  At November 30, 2010, our current assets were comprised of $702,777 in cash, $60,000 in promissory note receivable and $66,292 in prepaid expenses.  At November 30, 2010, current liabilities were comprised of accounts payable and accrued liabilities of $1,401,077, and drilling advances of $122,924.

As noted above, during the nine months ended November 30, 2010, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010.  We have applied the net proceeds to: (a) provide initial funding for the drilling of up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect in 2010; (b) fund the drilling of the Burkley-Phillips No. 1 well on the Buena Vista prospect in Mississippi; and (c) to retire our debt to Guggenheim.  Additional funding will be required to complete our 2010-2011 operations program and to complete the merger with American Exploration.  We anticipate that we will receive this funding from a variety of methods, including private placements of equity and/or debt instruments, entering into joint venture transactions with third parties, mezzanine financing, and cash flows from any successful wells.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of November 30, 2010 and February 28, 2010:

 As of
November 30, 2010
(Unaudited)

 As of
February 28, 2010

Cash

$

702,777

$

610,124

Working capital surplus (deficit)

$

(694,932)

$

(69,002)

Cash Flows from Operating Activities

For the nine months ended November 30, 2010, net cash used by operating activities was $115,815.  For the nine months ended November 30, 2009, net cash used in operating activities was $791,533.

Cash Flows From Investing Activities

For the nine months ended November 30, 2010, net cash flows used in investing activities was $7,315,189, consisting primarily of investment in oil and gas property.

For the nine months ended November 30, 2009, net cash flows used in investing activities was $200,000, consisting solely of deposit on properties.

Cash Flows From Financing Activities

Historically, we have financed our operations primarily from either the issuance of equity or debt instruments.

For the nine months ended November 30, 2010, net cash provided by financing activities was $nil compared to $1,153,000 for the nine months ended November 30, 2009.  Cash flows provided by financing activities in 2009 consisted of proceeds from the exercise of warrants.

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

Concentrations of Credit Risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of November 30, 2010, our Company's cash and cash equivalents exceed federally insured limits by $452,777.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of our Company.  Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive. Although there are stock options outstanding, using the treasury stock method, the Company had no common stock equivalents issuable under stock options.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at November 30, 2010, the Company has no current income tax liability which is attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP offset by deductions for exploration expenditures on the Burkley-Phillips well(see Notes 3, 9).

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

<PAGE

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Chief Executive Officer and Chief Financial Officer have concluded that our Company's disclosure controls and procedures were effective as of November 30, 2010.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2010 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

During August 2009, we were included in a third party lawsuit filed by Abigail Investments LLC against David Urquhart, a former director of our Company, in the United States District Court for the State of Nevada, Case No. 09-CV-1174. The lawsuit included a counter-claim by David Urquhart and his personal holding company, Westhampton, Ltd., (together ""Urquhart") against the Company and others. Urquhart made certain allegations against the Company, including neglect in the issuance of shares of common stock and granting of stock options. Although the Company refuted these allegations and believes the claims contained within the complaint were without merit, the Company agreed to settle this matter in October 2010 through the issuance of 500,000 shares of the Company's common stock.

A complaint was filed in the second judicial district court in Washoe County, Nevada by Avasha Group, Ltd. ("Avasha") on November 18, 2009 (such complaint as amended November 23, 2009) against the Company and certain other unnamed defendants. Avasha alleges that on or about April 21, 2008, Avasha entered into private placement subscription agreement with the Company to purchase 500,000 units from the Company (with each unit consisting of one share of the Company's common stock and one-half of one stock purchase warrant, together, the "Securities") for a total purchase price of $500,000. Avasha alleges that it paid such purchase price to the Company but the Securities were not delivered to Avasha. Avasha alleges that it is entitled to delivery of such Securities, as adjusted to take into account subsequent stock split(s) by the Company. Mainland believes that this claim is without merit and intends to vigorously defend this matter.

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

We are an exploration stage oil and gas company with a history of operating losses. We expect to continue to incur losses in the foreseeable future, and may never be profitable. Although our Company has realized revenues, as of November 30, 2010, we have an accumulated deficit during the exploration stage of $10,979,778. Further, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases on April 22, 2010, with an effective date of January 1, 2010, and we no longer have interests in any producing oil and gas properties. Accordingly, we do not expect positive cash flow from operations in the foreseeable future.

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

As our oil and gas properties do not contain any proven or probable reserves, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

We have determined possible reserves at our East Holly Field in De Soto Parish, Louisiana and to date have not determined any reserves our Buena Vista project in Mississippi.  Possible reserves are less certain to be recovered than probable reserves.  Estimates of probable and possible reserves are by their nature more uncertain than estimates of proved reserves and accordingly are subject to substantially greater risk of not actually being realized.  To date, we have not established any proven or probable reserves, and there can be no assurance that any exploration program that we carry out will establish proven or probable reserves.  There is a substantial risk that our exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas.

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

Exhibit No.

Document

2.1

Merger Agreement and Plan of Merger between Mainland Resources, Inc. and American Exploration Corporation dated March 22, 2010 (1)

2.2

Letter Agreement dated July 28, 2010 amending Merger Agreement (15)

2.3

Amending Agreement dated September 7, 2010, further amending Merger Agreement (15)

2.4

Amending Agreement dated December 23, 2010, further amending Merger Agreement*

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

10.2

Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)

10.3

Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008 (5)

10.4

Letter Agreement dated July 14, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (6)

10.5

Assignment, Conveyance and Bill of Sale between Mainland Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008 (7)

10.6

Agreement dated August 4, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (3)

10.7

Option Agreement between Mainland Resources Inc. and Westrock Land Corp. dated September 4, 2008 (3)

10.8

Agreement between Mainland Resources Inc. and VCS Group Inc. dated February 11, 2009 (3)

10.9

Senior Secured Bridge Loan by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the Lenders Signatory thereto, dated August 10, 2009 (8)

10.10

Executive Service Agreement between Mainland Resource, Inc. and Michael J. Newport, dated September 22, 2009 (9)

10.11

Executive Service Agreement between Mainland Resource, Inc. and Mark N. Witt, dated September 22, 2009 (10)

10.12

Senior Secured Advancing Line of Credit Agreement dated October 16, 2009 by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the financial institutions from time to time party thereto (11)

10.13

Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC (11)

10.14

Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009 (11)

10.15

Purchase Agreement by and between Mainland Resources, Inc. and EXCO Operating Company, LP, dated March 12, 2010 (12)

10.16

Option Agreement between Mainland Resources, Inc. and Westrock Land Corp., dated June 22, 2009, as amended September 28, 2009 (13)

10.17

Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)

10.18

Operating Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)

10.19

Executive Services Agreement with Nicholas Atencio dated August 23, 2010, dated August 23, 2010 (14)

10.20

Promissory Note between Mainland Resources, Inc. (as Lender) and American Exploration Corporation (as Borrower), dated September 27, 2010 (15)

10.21

Amendment to Promissory Note, dated December 23, 2010*

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*

32.1

Certification of Chief Executive Officer and Chief Financial Officer*

Notes:

*  Filed herewith.

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

15.  Incorporated by reference from Form 10-Q filed with the SEC on October 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MAINLAND RESOURCES INC.

 Dated:  January 10, 2011

 By: /s/ Nicholas W. Atencio
Nicholas W. Atencio, Chief Executive Officer

 Dated:  January 10, 2011

 By: /s/ William D. Thomas
William D. Thomas, Chief Financial Officer