Form 10-K
period 2011-02-28
MAINLAND RESOURCES INC.
filed 2011-06-01
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
               For the fiscal year ended February 28, 2011

☐           Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
               For the transition period from _____ to _____

Commission File Number: 000-52782

MAINLAND RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0335743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
21 Waterway Avenue, Suite 300 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (281) 469-5990

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes                     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

☐  Yes                     ☒ No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes                     ☒  No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of August 31, 2010, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.40 per share) on that date, was approximately $25,247,804.

The registrant had 80,969,502 shares of common stock outstanding as of May 30, 2011.

MAINLAND RESOURCES INC.
Form 10-K

FORWARD-LOOKING STATEMENTS

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.

Forward-looking statements in this annual report include, but are not limited to, statements with respect to the following:

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

These forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations". If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward-looking statements anticipated, believed, estimated or expected.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only to a state of affairs as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

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

Our principal business offices are located at 21 Waterway Avenue, Suite 300, The Woodlands, Texas 77380, and our telephone number is (281) 362-2861.

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

If the Merger is completed, each share of American Exploration's common stock at the effective time of the Merger will be exchanged for 0.25 common shares of Mainland. Based on the estimated number of shares of Mainland issued and outstanding on the record date, Mainland expects to issue approximately 15,068,333 common shares to American Exploration stockholders in the Merger. We estimate that immediately after the effective time of the Merger, former stockholders of American Exploration will hold common shares of Mainland representing approximately 16.3% of the then-outstanding common shares of Mainland.

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

Important Additional Information Will Be Filed With The SEC

In connection with the proposed merger transaction with American Exploration announced on March 23, 2010, Mainland has filed, and intends to file, relevant materials with the United States Securities and Exchange Commission (the "SEC"), including a Registration Statement on Form S-4 filed with the SEC on December 1, 2010, as amended on Form S-4/A (Amendment No. 1) filed with the SEC on March 18, 2011 (the "Registration Statement"), but which has not been declared effective by the SEC. The Registration Statement includes a preliminary prospectus and related materials to register the securities of Mainland to be issued in exchange for securities of American Exploration. The Registration Statement incorporates a joint proxy statement/prospectus (the "Proxy Statement/Prospectus") that Mainland and American Exploration plan to file with the SEC and mail to their respective stockholders in connection with obtaining stockholder approval of the proposed merger. The Registration Statement and the Proxy Statement/Prospectus contain important information about Mainland, American Exploration, the merger and related matters. Investors and security holders are urged to read the Registration Statement and the Proxy Statement/Prospectus carefully when they are available. Investors and security holders will be able to obtain free copies of the Registration Statement and the Proxy Statement/Prospectus when they become available, and other documents filed with the SEC by Mainland and American Exploration, through the web site maintained by the SEC at www.sec.gov. Mainland's security holders will also receive information at an appropriate time on how to obtain these documents free of charge from Mainland. In any event, documents filed by Mainland with the SEC may be obtained free of charge by contacting the Company at: Mainland Resources, Inc.; Attention: Mr. William Thomas, CFO; 21 Waterway Avenue, Suite 300, The Woodlands, Texas 77380; Facsimile: (713) 583-1162.

Overview

We are a natural resource exploration company engaged in the exploration, acquisition and development of oil and gas properties in North America. We are currently focused on our interests in oil and gas prospects located in Louisiana and Mississippi.

Until April 22, 2010, acting primarily through our joint venture with Petrohawk, we had been concentrating on exploring and developing certain natural gas leases covering approximately 2,904 net acres in the East Holly Field of De Soto Parish, in the State of Louisiana. In early 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources (NYSE - XCO), of our interest in the Haynesville Shale portion of the East Holly Field leases, for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our Company's right, title and interest 100 feet below the base of the Cotton Valley formation in the East Holly Field. The base of the Cotton Valley formation has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation.

We have retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,255 net acres with an estimated 65 net potential drilling locations. The five recent wells drilled by the original operator through the Hosston and Cotton Valley zones to the Haynesville Formation calculate as productive.

Based on the available data and economics, we plan to drill wells in the Hosston/Cotton Valley formations, possibly with a joint venture partner, in 2011 (subject to favourable natural gas pricing), and also to evaluate the gas production value of the Upper Bossier formation on the DeSoto Parish leases. We expect that these formations will provide continual solid pay with little risk and predictable development costs.

Our Buena Vista Prospect is located along the Gulf Coast Salt Basin in the Buena Vista area of Jefferson County, Mississippi. Based on proprietary information gained from previous drilling, we believe an extension of the Haynesville Shale similar to the discovery region in Louisiana may exist there.

Our Company has entered into a joint area development agreement with American Exploration to jointly develop contiguous acreage comprising the Buena Vista Prospect. In early April, 2010, we, as operator, issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well that has now been drilled on the Prospect for the purpose of evaluating the Haynesville Formation (Shale). The AFE estimated the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately $13,550,000.

American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration has forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in favor of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of our letter agreement and related joint operating agreement with American Exploration). If the merger is approved and proceeds as proposed, American Exploration's 20% working interest in the well and the Prospect after completion will be owned by Mainland Resources, the resultant merged entity.

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

Drilling of the Burkley-Phillips No. 1 Well commenced on July 21, 2010 and the well reached the projected total depth of 22,000 feet on December 27, 2010. Production casing was set on the well shortly afterwards, in early January 2011. We have engaged Stephen Schubarth, President of Schubarth, Inc., to design and supervise the fracture treatment ("frac") of the Burkley Phillips No. 1 Well.

The Burkley Phillips No. 1 Well was logged by Schlumberger. In addition, a 21-foot core was captured to a depth of 20,415 feet and has since undergone a series of analyses by Corelab that will be used in conjunction with the log results to further evaluate the reservoir and assist in completion design efforts.

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

Figure 1: Location Map - De Soto Parish Prospect, Louisiana

On February 27, 2008, we entered into an option agreement with Kingsley Resources, Inc. ("Kingsley"), a Nevada corporation, pursuant to which we acquired all the right, title and interest Kingsley had in and to certain leasehold estates located in East Holly Field of De Soto Parish. The East Holly Field leases create a contiguous block of acreage on the southeast flank of the East Holly Field, totalling approximately 2,551 net acres. The leases were the subject of a leasehold purchase agreement dated December 11, 2007, and modified February 1, 2008, between Kingsley and Permian Basin Acquisition Fund, pursuant to which Kingsley acquired the sub-surface rights covered by the East Holly Field leases.

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

In accordance with the area of mutual interest provision contained in our joint operating agreement with Petrohawk, we and Petrohawk leased an additional 353.77 net acres, and the acreage and costs were split as to 60% for Petrohawk, and as to 40% for our Company. We have a 100% working interest and a 75% net revenue interest in the Cotton Valley/Hosston leases.

Joint Venture with Petrohawk Energy Corporation

Effective July 14, 2008, we entered into a binding letter agreement with Petrohawk relating to the joint development of acreage of our Company's leases in DeSoto Parish, Louisiana, including those in East Holly Field and Cotton Valley/Haynesville.

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

Stephenson Douglas LLC 16-1 Well

Drilling began on the second well under our agreement with Petrohawk, the Stevenson Douglas LLC 16-1 well, in April 2009. The Stephenson Douglas LLC 16-1 well has spudded, and surface casing was cemented at about 1,800 feet. The Stephenson Douglas LLC 16-1 well has been successfully drilled to a depth of 10,700 feet and 7 5/8 inch intermediate casing was run on the well to this depth. Petrohawk scheduled a larger rig capable of whip stocking the well and drilling the lateral portion of the wellbore. The well was completed and commenced production in March 2010.

Dehan 15-1 Well

The third well to be drilled, the Dehan 15-1 well, was drilled in May 2009 and commenced production in August 2009. The well had an initial production rate (IP) of 7.643 MMcfd on a 14/64th choke. The approximate reading for total gas produced from the Dehan 15-1 well and shipped to market through April 5, 2010 was 1.7 billion cubic feet (Bcf).

Fourth and Fifth Wells

The fourth well, the International Paper 12H-1 has been drilled and commenced production in April 2010. The fifth well, the Paul Little 7-H #1 has also been drilled and is producing.

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

Under the purchase and sale agreement: (i) our Company sold its remaining 40% working interest in Haynesville Shale, covering 2,903 acres or 1,161 net acres; and (ii) the purchaser paid to our Company $17,500 per net acre, totalling $20,321,525, subject to certain adjustments. The purchaser also agreed to be responsible for ad valorem, property or similar taxes, and to reimburse our Company for any and all out-of-pocket operating costs and capital expenditures costs incurred by us prior to closing (which totaled $7,838,079).

We have applied the net proceeds to: (a) fund the drilling of the Burkley-Phillips No. 1 Well on the Buena Vista prospect in Mississippi; and (b) to retire our debt to Guggenheim. Additional funding will be required to complete our 2011 operations program. We anticipate that we will receive this funding from a variety of sources, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells.

Cotton Valley, Hosston and Upper Bossier Formations, East Holly Prospect, De Soto Parish

As indicated above, we continue to retain all rights to all formations above the base of the Cotton Valley formation, encompassing the 2,255 net acres (including the Hosston, Cotton Valley and Upper Bossier zones) with an estimated 65 net potential drilling locations. Detailed analysis of the Cotton Valley/Hosston and Upper Bossier formations on the East Holly Field has been facilitated by review of the drill logs obtained from our previous Haynesville Shale joint venture partner, Petrohawk.

Although five recent wells drilled by Petrohawk through the Hosston and Cotton Valley zones to the Haynesville Formation on the East Holly Prospect calculate as productive, the wells that we are planning to drill in the Hosston and Cotton Valley formations will be exploratory in nature and intended to evaluate the gas production value of these formations. We currently do not have the funds to commence drilling in the Hosston/Cotton Valley formations of the East Holly Prospect, but may be able to commence drilling in 2011 if we are able to engage a joint venture partner or secure funding from investors (neither of which can be assured). The total completed well cost of the first well is estimated at between $2 million and $2.25 million dollars.

On November 10, 2010, the Company engaged Ryder Scott Company to quantify its resources in the Hosston and Cotton Valley intervals encountered while drilling five wells to develop the Haynesville formation. On January 6, 2011, the final results from the Ryder Scott Company analysis of Hosston and Cotton Valley reserves at its East Holly Field in De Soto Parish, Louisiana, based on SEC guidelines and pricing as of December 31, 2010, were Net Possible Undeveloped Reserves of 60 Bcf of gas and 226,000 barrels of condensate.

Mississippi

Buena Vista Prospect

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

Rock data (cuttings samples) were viewed and sampled and sent to a rock evaluation lab for testing. Parameters such as mineralogy and geochemistry were measured using x-ray diffraction and rock evaluation pyrolysis. Thin section (microscope slide) work was also conducted to better evaluate rock type, mineral characteristics and porosity styles. This data was then provided to a leading petrophysical group who has experience with the Haynesville Shale to complete a petrophysical analysis (log analysis) of the entire prospective section, which included all of the penetrated the Haynesville Formation.

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

Figure 2: Location Map - Buena Vista Prospect Buena Vista Area, Mississippi

Prior to entering into our joint area development agreement with American Exploration, we entered into an option agreement with Westrock Land Corp., a private Texas corporation ("Westrock"), on June 22, 2009, to acquire approximately 8,000 net acres in mineral oil and gas leases located in the Buena Vista area. Under our option agreement with Westrock, we agreed to acquire a 100% working interest and a minimum 75% net revenue interest in the leases upon payment of certain acquisition costs per net mineral acres by August 31, 2009. On September 28, 2009, the option agreement was amended to expand the acreage to include an additional 225 acres, thereby increasing coverage under the option agreement to 8,225 net acres, and to extend the time for closing. At that time, we agreed to advance a payment of $300,000 towards the total purchase price on August 31, 2009. We paid an additional $900,000 towards the purchase price on October 13, 2009, and the final installment of $2,090,060 on November 3, 2009, for a total purchase price of $3,290,060.

We satisfied our obligation under our joint area development agreement with American Exploration to contribute at least 5,000 net acres to the joint development project using the leases we acquired from Westrock. We and American Exploration have contributed 8,225.3 net acres and 5,000 net acres, respectively, of contiguous lands (for a total of approximately 13,225.3 net acres).

In early April, 2010, we, as operator, issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well that has now been drilled on the Prospect for the purpose of evaluating the Haynesville Formation (Shale). The AFE estimated the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately $13,550,000.

American Exploration was unable to fund its 20% share of the estimated total well costs ($2,710,000) of the Burkley-Phillips No. 1 Well within the 30 day period provided for in the joint development agreement, (the 30 day period expired on April 23, 2010. As a result, American Exploration forfeited its 29% working interest in the well and the Prospect in favor of our Company. We currently hold approximately 18,000 acres in the Buena Vista Prospect. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement). If the merger is approved and proceeds as proposed, American Exploration's 20% working interest in the well and the Prospect after completion will be owned by Mainland Resources, the resultant merged entity.

Our Company was previously paying 72% of the total cost to drill and complete the Burkley-Phillips No. 1 Well, for a 45.9% working interest. Due to the fact American Exploration did not make its contribution in response to the cash call, Mainland will now pay 90% of the total cost of the well and Guggenheim will pay 10%. Accordingly, the respective working interests of the parties after completion are anticipated to be as follows: Mainland - 72%, American Exploration -20%, and Guggenheim - 8%. This working interest breakdown will apply to the remainder of the leasehold and project area (subject to compliance by American Exploration with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement).

As discussed below, the earlier Option Agreement with Westrock Land Corp. has been terminated.

Burkley-Phillips No. 1 Well

Extensive historic and proprietary data from a previous well drilled on the Buena Vista, combined with petrochemical analysis reviewed by Mainland's land and geological teams provided the basis for drilling the Burkley-Phillips No. 1 Well to the deeper Haynesville Formation.

As operator on the Buena Vista Prospect, we issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well in early April, 2010, and we engaged RAPAD Drilling & Well Service, Inc., of Jackson, Mississippi, as the drilling contractor. At that time, we deposited an aggregate total of $8.65 million into escrow to be applied to the drilling costs. The escrow funds were comprised of $7.785 million contributed by our Company and $865,000 contributed by Guggenheim.

Drilling commenced on July 21, 2010 and the well reached the projected total depth of 22,000 feet on December 27, 2010. Production casing was set on the well shortly afterwards, in early January 2011. It is the only well drilled in the Buena Vista area testing the Haynesville shale since shale gas has emerged as a major production resource.

As noted above, the AFE estimated the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately $13,550,000. Our actual total drilling cost was approximately $10,200,000, and we anticipate that we will incur approximately $5,000,000 in additional post-drilling completion costs.

We captured a 21-foot full core of the Haynesville Shale from the Burkley-Phillips No. 1 Well (taken from 20,415 feet to 20,436 feet measured depth) in early December, 2010, when the well was at a depth of 20,471 feet. The core was transported to the Houston, Texas facilities of Core Laboratories NV's Core Lab Petroleum Services Division for comprehensive core analysis, with the view to determining potential volumes of gas in place within the matrix, porosity, permeability, gas quality, mineralogy and total organic content.

In late January 2011, we received the results from the first series of core analyses which we believe supports excellent gas potential within the Burkley-Phillips No. 1 Well. The reservoir characteristics observed in the cored interval were found to be consistent with other gas producing shales when compared to an existing dataset of gas producing shales. In addition, an extreme over-pressure was observed in the Burkley-Phillips No. 1 Well, which we expect will lend itself to larger gas recoveries within smaller pore spaces.

The initial core analysis results also confirmed that mineralogy and total organic carbon percentage measured are within prospective ranges for the shale-dominated reservoir encountered. Porosity, permeability and water saturation values were also calculated. These values were plotted against other known gas producing shale reservoirs, and were used to "fingerprint" the reservoir, allowing our Company to draw direct comparisons with regards to shale gas potential.

We believe that the laboratory measurement of gas filled porosity supports the multiple mud log gas shows we saw while drilling the well through the captured core interval.

The information received from first series of core analyses is being incorporated into a broader assessment coordinated by our Company's land, geology and management teams. We plan to provide continual reports on further interpretation as additional analyses are completed as part of our Company's anticipated updates.

As disclosed in our news release dated February 23, 2011, we have engaged Stephen Schubarth, President of Schubarth, Inc., to design and supervise the fracture treatment ("frac") of the Burkley Phillips No. 1 Well. Mr. Schubarth has nearly 30 years of experience with companies including Halliburton Energy Services, Chevron U.S.A., Inc., and Arco Oil & Gas. His expertise includes production and reservoir engineering, well completion design and production enhancement. Notably, Mr. Schubarth consulted directly with Leor Energy on designing the fracture stimulation for its Amoruso Prospect, which was a very successful Bossier Sand play in East Texas. Leor's Amoruso Prospect, which has since been sold to a subsidiary of Encana, has several similarities to our Buena Vista Prospect. The gas-bearing reservoir in both areas is within the Late Jurassic period and has a thickness of 2,000 to 3,000 feet. The succession consists of stacked shales and tight sandstones trapped within a very high pressure, high temperature environment. Amoruso has also been developed using vertical wells with a fracture design and treatment expected to be similar to that needed at Buena Vista. Accordingly, we believe that Mr. Schubarth is well-positioned to design and supervise the fracture treatment of our well.

Earlier Option Agreement with Westrock Land Corp. Terminated

We had previously entered into an option agreement with Westrock effective September 3, 2008, to acquire 5,000 net acres in certain other mineral oil and gas leases located in the State of Mississippi. Under the option agreement: (i) our Company was to acquire a 100% working interest and a minimum 75% net revenue interest in the leases; (ii) we paid a $500,000 deposit on September 3, 2008 to secure the option, and agreed to pay certain acquisition costs per net mineral acres by August 31, 2009; and (iii) the balance of the acquisition costs, totalling $2,275,000, were due and payable upon completion, no later than October 15, 2008, of our due diligence investigation of the underlying properties. The option period was ultimately extended to January 20, 2010, pursuant to successive amending agreements executed on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009. We paid additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000, respectively, on October 17, 2008, December 1, 2008, December 29, 2009, April 27, 2009, May 6, 2009 and June 5, 2009, for an aggregate deposit of $1,300,000.

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

Internal Controls

Our Company's senior management, under the supervision of our Board of Directors, is responsible for the preparation of our estimates of reserves. Our reserves are estimated at the property level and compiled for reporting purposes by our external engineers with input from our senior management. Reserves are reviewed and approved internally by our senior management and audit committee. As of our fiscal year ended February 28, 2011, Michael J. Newport, our President and Chief Executive Officer, was the person at our Company primarily responsible for overseeing the preparation of our reserves estimates.

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

As part of the Company's internal control process, we performed a year-to-year reconciliation. The Company's senior management determined that there was no need for a look-back analysis due to the Company's decision to sell the Haynesville Shale asset. At the time the Company negotiated the sale of the asset, we used estimates of remaining reserves to determine fair value.

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

Mr. Newport received a Bachelor of Business Administration (Finance) degree in June of 1977, a Masters of Business Administration degree in August of 1978, and also completed the required hours for a Petroleum Land Management degree in May, 1979.

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

Ms. Horton is an active member of the American Association of Petroleum Geologists and the Shreveport Geological Society, Shreveport, Louisiana.

We Have No Proved Oil And Natural Gas Reserves

As indicated above, on March 12, 2010, Mainland entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its interest in the Haynesville Shale portion of the East Holly Field leases, for approximately $28,159,000. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of Mainland's right, title and interest below the base of the Cotton Valley formation in the East Holly Field, Desoto Parish, Louisiana, and included the interests that Mainland then held in the Griffith 11-1 well and the Dehan et al, both of which are located in the East Holly Field.

As a result of the sale of our interest in the Haynesville Shale portion of the East Holly Field leases, we had no proved oil and natural gas reserves at February 28, 2011, based on the definitions and disclosure guidelines of the SEC contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule, released January 14, 2009 in the Federal Register.

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

As required by NI 51-101, we have disclosed historic reserves estimates at February 28, 2011 and 2010 in certain filings we have made with the British Columbia Securities Commission. Such evaluation of our estimates of proved reserves under NI 51-101 at February 28, 2011 and 2010 was carried out in accordance with the standards set out in the Canadian Oil and Gas Evaluation (COGE) Handbook, prepared jointly by the Society of Petroleum Evaluation Engineers (Calgary Chapter) and the Canadian Institute of Mining, Metallurgy & Petroleum (Petroleum Society). Those standards require that the evaluator plan and perform an evaluation to obtain reasonable assurance as to whether the reserves are free of material misstatement. An evaluation must also include an assessment as to whether the reserves data are in accordance with the principles and definitions presented in the COGE Handbook.

On December 31, 2008, the SEC released its final rules for the modernization of oil and gas reporting. The material changes include the ability to classify unconventional resources such as oil shales and bitumen as proved reserves, if reasonably certain to be economically producible, the ability to use reliable technology to establish undeveloped reserves, the optional ability to report probable reserves, the requirement to track undeveloped locations, as well as the directive to use 12-month average prices and current costs. These resulting changes are more in line with NI 51-101. However, there are material differences to the type of volumes disclosed and the basis from which the volumes are determined. Among other things, NI 51-101 requires gross reserves and future net revenue under forecast pricing and costs; however, the SEC requires disclosure of net reserves, after royalties, under 12-month average prices and current costs. Accordingly, certain reports filed by our Company with the British Columbia Securities Commission pursuant to NI 51-101, and publicly available at www.sedar.com, contain data which may be materially different from the data contained in reports we have filed with the SEC.

Drilling Activity

Fiscal Year Ended February 28, 2011

As indicated above, we have sold all of our Company's right, title and interest in the Haynesville Shale portion of the East Holly Field leases effective January 1, 2010. We retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,255 net acres with an estimated 65 net potential drilling locations.

Detailed analysis of the Cotton Valley/Hosston and Upper Bossier formations on the East Holly Field has been facilitated by review of the drill logs obtained from our previous Haynesville Shale joint venture partner, Petrohawk. Although five recent wells drilled by Petrohawk through the Hosston and Cotton Valley zones to the Haynesville Formation on the East Holly Prospect calculate as productive, the wells that we are planning to drill in the Hosston and Cotton Valley formations will be exploratory in nature and intended to evaluate the gas production value of these formations.

We currently do not have the funds to commence drilling in the Hosston/Cotton Valley formations of the East Holly Prospect, but may be able to commence drilling in 2011 if we are able to engage a joint venture partner or secure funding from investors (neither of which can be assured). The total completed well cost of the first well is estimated at between $2 million and $2.25 million dollars.

In April 2010, we engaged RAPAD Drilling & Well Service, Inc. to drill the Burkley-Phillips No. 1 well on our Buena Vista Prospect. Drilling commenced on July 21, 2010 and the well reached the projected total depth of 22,000 feet on December 27, 2010. Our total drilling cost was approximately $10,200,000, and we anticipate that we will incur approximately $5,000,000 in additional post-drilling completion costs during the current fiscal year. We have not yet determined whether the well is productive.

Fiscal Years Ended February 28, 2010 and 2009

As indicated above, Petrohawk acquired 60% of our Company's right, title and interest in and to the leases in the DeSoto Parish in August 2008. Petrohawk was designated as the operator on all development relating to these leases, and carried out all drilling and extractive operations during the fiscal years ended February 28, 2010 and 2009. Petrohawk reported to us that its horizontal drilling and completion methodology at the material times focused on completing wells with longer laterals and maximizing the number of fracture stages, spaced approximately 325 feet apart. The objective of this technique was to minimize the total number of wells required to effectively drain the reservoir, resulting in lower overall development costs. Petrohawk also reported to us that it was, at the material times, targeting lateral lengths between 4,300 feet and 4,800 feet with up to 15 fracture stages.

The initial well under our agreement with Petrohawk, the Griffiths 11-1 well, was spudded on October 20, 2008, and commenced production at the end of January 2009.

Drilling began on the second well under our agreement with Petrohawk, the Stevenson Douglas LLC 16-1 well, in April 2009. The Stephenson Douglas LLC 16-1 well has spudded, and surface casing was cemented at about 1,800 feet. The Stephenson Douglas LLC 16-1 well has been successfully drilled to a depth of 10,700 feet and 7 5/8 inch intermediate casing was run on the well to this depth. Petrohawk scheduled a larger rig capable of whip stocking the well and drilling the lateral portion of the wellbore. The well was completed and commenced production in March 2010.

The third well to be drilled, the Dehan 15-1 well, was drilled in May 2009 and commenced production in August 2009. The well had an initial production rate (IP) of 7.643 MMcfd on a 14/64th choke. The approximate reading for total gas produced from the Dehan 15-1 well and shipped to market through April 5, 2010 was 1.7 billion cubic feet (Bcf).

The fourth well, the International Paper 12 #1-H, has been drilled and commenced production in April 2010. The fifth well, the Paul Little 7-H #1, was drilled in May 2010 and is producing.

The table below sets forth the results of drilling activities undertaken by Petrohawk, as operator in the East Holly leases in De Soto Parish during the periods indicated:

	Years Ended February 28,
	2011(1)		2010
	Gross	Gross	Gross	Net
Exploratory Wells
Productive(2)	-	-	-	0.40
Dry	-	-	-	-
Total Exploratory	-	-	-	0.40
Development Wells
Productive(1)	-	-	1.0	-
Dry	-	-	-	-
Total Development	-	-	1.0	-
Total Wells
Productive(1)	-	-	1.0	0.40
Dry	-	-	-	-
Total	-	-	1.0	0.40

Note:

1.     In April 2010, we engaged RAPAD Drilling & Well Service, Inc. to drill the Burkley-Phillips No. 1 well on our Buena Vista Prospect, which is currently our only drilling project. Drilling commenced on July 21, 2010 and the well reached the projected total depth of 22,000 feet on December 27, 2010. We anticipate additional post-drilling completion work on the well during the current fiscal year. We have not yet determined whether the well is productive.

2.     Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.

Production Information

We had no oil and gas production prior to the fiscal year ended February 28, 2009, and no oil and gas production during the fiscal year ended February 28, 2011.

Net Production, Average Sales Price And Average Production Costs

The table below sets forth the net quantities of gas production (net of all royalties, overriding royalties and production due to others) attributable to us for fiscal years ended February 28, 2011 and 2010, and the average sales prices, average costs per unit of production.

East Holly Field (Haynesville Shale),(1) De Soto Parish, Louisiana	Year Ended February 28,
	2011	2010
Net Production:
Natural Gas (Mcf)	-	675,871
Natural Gas Equivalent (Mcf)	-	-
Average Daily Production (Mcf)	-	1,851
Average Sales Price Per Unit
Natural Gas (per Mcf)	$-	$3.56
Natural Gas Equivalent (per Mcf)	-	-
Average Cost per Mcf
Production
Direct lifting costs	$-	$0.146
Workover and other	-	-
Taxes other than income	-	0.29
Gathering transportation and other	-	0.549

Notes:

1.     On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases. This agreement provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field. Although the transaction closed on April 22, 2010, it had an effective date of January 1, 2010. We retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,255 net acres with an estimated 65 net potential drilling locations, but had no productive oil or natural gas wells on the property or on our Buena Vista Prospect during the fiscal year ended February 28, 2011.

Productive Wells as of Fiscal Year End

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of February 28, 2011, 2010 and 2009. Shut-in wells currently not capable of production are excluded from producing well information.

	Year Ended February 28,
	2011(1)		2010		2009
	Gross(2)	Net(3)	Gross(2)	Net(3)	Gross(2)	Net(3)
Oil	-	-	-	-	-	-
Natural Gas	-	-	2	0.33	1	0.40
Total	-	-	2	0.33	1	0.40

Notes:

1.     On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field. We retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,021 net acres with an estimated 65 net potential drilling locations, but had no productive oil or natural gas wells on the property or on our Buena Vista Prospect during the fiscal year ended February 28, 2011.

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

Summary Of Developed And Undeveloped Acreage Interests

We own interests in developed and undeveloped oil and natural gas acreage in Louisiana and Mississippi. Our ownership interests take the form of working interests in oil and natural gas leases that have varying terms. The following table presents a summary of our acreage interests as of February 28, 2011:

Prospect	Developed Acreage(1)		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Louisiana
East Holly - Haynesville(2)	640	256	2,055	822	2,640	1,078
East Holly - Cotton Valley(3)	-	-	2,695	2,021	2,695	2,021
Mississippi
Buena Vista - Haynesville/Bossier	-	-	11,839	8,761	11,839	8,761

Notes:

1.     Consists of acres spaced or assignable to productive wells.

2.     On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field.

3.     We have retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,255 net acres with an estimated 65 net potential drilling locations.

As of February 28, 2011, we had 17,800 net acres scheduled to expire by February 28, 2013, if production is not established or we take no other action to extend the terms. We plan to continue the terms of these licences through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.

We have no gas delivery commitments.

The estimates of quantities of proved and possible reserves above were made in accordance with the definitions contained in SEC Release No. 33-8995, Modernization of Oil and Gas Reporting.

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

Capitalized Costs Relating To Oil And Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization:

	Year Ended February 28,
	2011	2010	2009
	(in thousands)
Evaluated oil and natural gas properties	$-	$7,916	$787
Unevaluated oil and natural gas properties	14,686	3,534	-
	14,686	11,450	787
Accumulated depletion, depreciation and amortization	-	(1,147)	(12)
	$14,686	$10,303	$775
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

Regulation Of Oil And Natural Gas Production

Our oil and natural gas exploration, former production and related operations are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

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

Environmental Matters

Our operations and properties have been and will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the oil and natural gas industry in general.

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

Employees

We do not employ any persons on a full-time or on a part-time basis. Michael J. Newport is our President/Chief Executive Officer, William D. Thomas is our Chief Financial Officer, Secretary and Treasurer and Peter Wilson is our Vice President of Business Development. These individuals are primarily responsible for all of our day-to-day operations. Our executive officers are retained and compensated in accordance with the terms and provisions of certain written and verbal consultant agreements. Other services are provided by outsourcing and consultant and special purpose contracts.

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

We are an exploration stage oil and gas company with a history of operating losses. We expect to continue to incur losses in the foreseeable future, and may never be profitable. Although our Company has realized revenues in prior operations, as of February 28, 2011, we have an accumulated deficit during the exploration stage of $12,605,974. Further, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases on April 22, 2010, with an effective date of January 1, 2010, and we no longer have interests in any producing oil and gas properties. Accordingly, we do not expect positive cash flow from operations in the foreseeable future.

Our Company's continuation as a going concern is dependent upon our ability to fund ongoing operations, carry out our business plan, and ultimately to attain profitable operations, all of which is uncertain.

Our Company's continuation as a going concern is dependent upon our ability to fund ongoing operations, carry out our business plan and ultimately to attain profitable operations, all of which is uncertain. Our audited financial statements for the year ended February 28, 2011 contain additional note disclosures to this effect, and the audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition, the report of our Company's independent registered public accounting firm accompanying our audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

We sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010. To date, we have applied the net proceeds to: (a) fund the drilling of the Burkley-Phillips No. 1 Well on the Buena Vista prospect in Mississippi; and (b) to retire our debt to Guggenheim. Additional funding will be required to complete our 2011 operations program. In particular, we currently do not have the funds to commence drilling in the Hosston/Cotton Valley formations of the East Holly Prospect. We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells (if any). We believe that we may be able to commence drilling in the Hosston/Cotton Valley formations of the East Holly Prospect in 2011 if we are able to engage a joint venture partner, but there is no assurance that we will be able to do so.

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

There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that (i) post-drilling completion costs for the Burkley-Phillips No. 1 Well on the Buena Vista Prospect increase beyond our expectations; or (ii) we encounter greater costs associated with general and administrative expenses or securities offering costs. We currently do not have the funds to commence drilling in the Hosston/Cotton Valley formations of the East Holly Prospect, but may be able to commence drilling in 2011 if we are able to engage a joint venture partner or secure funding from investors (neither of which can be assured).

As our oil and gas properties do not contain any proved reserves, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our existing properties do not contain any proved reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration program that we carry out will establish reserves. There is a substantial risk that our exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that any of our properties contain commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded establishing that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that any of our oil and gas properties can be commercially developed.

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

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities. Our prospects are in the stage of preliminary evaluation and assessment. We have drilled the Burkley-Phillips No. 1 Well on the Buena Vista prospect in Mississippi and expect to complete the well in 2011, and we are planning on drilling wells in the Hosston/Cotton Valley formations of the East Holly Prospect. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable.

Although extensive historic and proprietary data from a previous well drilled on the Buena Vista, combined with petrochemical analysis reviewed by our Company's land and geological teams have provided the basis for drilling the Burkley-Phillips No. 1 Well to the deeper Haynesville Formation, it is the only well drilled in the Buena Vista area testing the Haynesville shale since shale gas has emerged as a major production resource. Similarly, although five recent wells drilled by the original operator through the Hosston and Cotton Valley zones to the Haynesville Formation on the East Holly Prospect calculate as productive, the wells that we are planning to drill in the Hosston and Cotton Valley formations will be exploratory in nature and intended to evaluate the gas production value of these formations. We currently do not have the funds to commence drilling in the Hosston/Cotton Valley formations of the East Holly Prospect, but may be able to commence drilling in 2011 if we are able to engage a joint venture partner or secure funding from investors (neither of which can be assured).

There can be no assurance that our current or planned drilling activities will be successful, and we may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

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

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our review of our current acquired property is inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which, if realized, would have a material adverse effect upon our results of operations.

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

The availability of a ready market for our oil and gas, if any, will depend upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to oil and gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

The oil and gas industry in which we operate involves many industry related operating and implementation risks that can cause substantial losses, including, but not limited to, unproductive wells, natural disasters, facility and equipment problems and environmental hazards.

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

We believe that our existing operations comply, in all material respects, with all applicable environmental regulations.

We do not insure against all risks, and we may be unable to obtain or maintain insurance to cover the risks associated with our operations at economically feasible premiums. Losses from an uninsured event may cause us to incur significant costs that could have a material adverse effect upon our financial condition.

Our insurance will not cover all the potential risks associated with the operations of an exploration stage oil and gas company. We may also be unable to obtain or maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against risks such as environmental pollution or other hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards for which insurance may not be available or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition, results of operations and cash flows.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Michael J. Newport, our President and Chief Executive Officer, and William D. Thomas, our Chief Financial Officer. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if one or all of our officers were to die. The loss of service of any of these officers could therefore significantly and adversely affect our operations.

Our officers and directors may be subject to conflicts of interest.

Our officers and directors serve only part time and are subject to conflicts of interest. Each devotes part of his working time to other business endeavours, including consulting relationships with other entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors will be subject to conflicts of interest. We have adopted a Code of Conduct for our officers and directors that includes provisions designed to address such conflicts of interest.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.               PROPERTIES

We lease our principal office space located at 21 Waterway Avenue, Suite 300, The Woodlands, Texas 77380, at a rental cost of approximately $2,400 monthly. The lease may be cancelled at any time with a thirty day notice.

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

ITEM 4.               (Removed and Reserved)

PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "MNLU:OB" on approximately May 24, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated, adjusted to give retroactive effect to stock splits. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
February 28, 2011	$1.00	$0.47
November 30, 2010	$0.55	$0.28
August 31, 2010	$0.84	$0.37
May 31, 2010	$1.61	$0.71
February 28, 2010	$1.84	$1.02
November 30, 2009	$1.55	$0.84
August 31, 2009	$1.70	$1.15
May 31, 2009	$2.13	$1.00
February 28, 2009	$2.90	$1.40
November 30, 2008	$3.15	$1.75
August 31, 2008	$3.68	$1.91
May 31, 2008	$2.00	$0.58

As of May 30, 2011, we had approximately 20 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Dividend Policy

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

Forward Stock Splits

March 2008 Forward Stock Split

On February 25, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a twenty for one (20:1) forward stock split. This forward split was effectuated on March 11, 2008 upon filing the appropriate documentation with the Financial Industry Regulatory Authority, Inc. This forward split increased the issued and outstanding shares of common stock from 1,120,500 to 22,410,000 shares of common stock. Pursuant to Nevada corporate law, at the time of the forward split of our issued and outstanding stock, our authorized share capital was also increased on a 20:1 basis from 10,000,000 shares of common stock to 200,000,000 shares of common stock, with a par value remaining unchanged at $0.0001 per share.

May 2008 Forward Stock Split

On May 12, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a one-and-one-half for one (1.5:1) forward stock split. This forward split was effectuated on May 29, 2008 upon filing the appropriate documentation with the Financial Industry Regulatory Authority, Inc. This forward split increased our issued and outstanding shares of common stock from 26,410,000 to 39,615,000 shares of common stock. At the time the Company effected this forward split, due to an administrative oversight, a Certificate of Change to effect a simultaneous 1.5:1 increase of the Company's authorized common stock was not filed with the Nevada Secretary of State. The Company has rectified this administrative oversight by filing a Certificate of Change with the Nevada Secretary of State to effect, as of May 26, 2010, the 1.5:1 increase of the Company's authorized common stock.

July 2009 Forward Stock Split

On June 12, 2009, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a two for one (2:1) forward stock split. This forward split was effectuated on July 13, 2009 upon filing the appropriate documentation with the Financial Industry Regulatory Authority, Inc. This forward split increased the issued and outstanding shares of common stock from 40,484,751 to 80,969,502 shares of common stock. Pursuant to Nevada corporate law, at the time of the forward split of our issued and outstanding stock, our authorized share capital was also increased on a 2:1 basis.

As a result of these forward splits and increases of our authorized share capital, as of the date of this annual report, our authorized share capital is 600,000,000 shares of common stock, with a par value of $0.0001 per share.

Securities Authorized For Issuance Under Compensation Plans

We have one equity compensation plan, the Mainland Resources Inc. 2008 Stock Option Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of February 28, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Column (A)) (C)
Equity Compensation Plans Approved by Securityholders:	-0-	-0-
Equity Compensation Plans Not Approved by Securityholders:
2008 Stock Option Plan	13,100,000	1.10	1,900,000
Total:	13,100,000	1.10	1,900,000

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

Comparative Stock Performance

Our shares of common stock were first quoted on the OTC Bulletin Board on May 24, 2006; however, no trades occurred until March 12, 2008. The graph below compares the cumulative total stockholder return on our common stock for the period from March 12, 2008 to February 28, 2009 and for the years ended February 28, 2010 and 2011, with the cumulative total return of the S&P 500 and the cumulative total return of the S&P Small Cap 600 over the same periods (assuming an investment of $100 in our common stock, the S&P 500 and the S&P Small Cap 600 on March 12, 2008, and the reinvestment of all dividends, if any). The cumulative returns of the S&P 500 and the S&P Small Cap 600 from March 12, 2008 through February 28, 2011 were closely aligned, which is why the lines tracking the their performance in the chart below are closely correlated.

Recent Sales Of Unregistered Securities

As of the date of this Annual Report and during fiscal year ended February 28, 2011, we did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2011.

ITEM 6.               SELECTED FINANCIAL DATA

The following tables set forth Mainland's selected consolidated historical financial information that has been derived from Mainland's audited financial statements as of February 28, 2011, February 28, 2010, February 28 2009, February 29, 2008 and February 28, 2007, and the years then ended and from inception (May 12, 2006) to February 28, 2011. You should read this financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our audited financial statements and notes thereto for the year ended February 28, 2011, included in this document. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Statement of Operations Data
	Year Ended February 28, 2011	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008	May 12, 2006 (inception) to February 28, 2007	May 12, 2006 (inception) to February 28, 2011
General and Administrative Expenses
Consulting fees	$ 339,558	$ 311,334	$ 595,374	$ -	$ -	$ 1,246,266
Management fees - related party	632,600	250,164	126,400	8,627	5,793	1,023,584
Marketing expenses	612,992	560,025	921,107	-	-	2,094,124
Office and general	297,170	123,101	82,376	58,657	592	562,318
Mineral property costs	-	-	-	10,070	4,440	-
Professional fees	820,335	490,858	243,710	67,169	431	1,622,504
Stock based compensation	5,119,895	1,148,000	12,002,685	-	-	18,270,580
	7,822,551	2,883,482	13,971,652	144,453	11,256	24,819,376
Net Operating Loss	(7,822,551)	(2,883,482)	(13,971,652)	(144,523)	(11,256)	(24,819,376)
Other Items
Interest income	16,069	1,070	7,399	-	-	24,538
Gain on settlement of debt	-	-	33,239	-	-	33,239
Loss on abandonment of option deposit	-	(1,300,000)	-	-	-	(1,300,000)
Net Loss Before Income Tax	(7,806,482)	(4,182,412)	(13,931,014)	(144,523)	(11,256)	(26,061,599)
Federal income tax benefit from continuing operations	2,600,000	-	-	-	-	2,600,000
(Loss) from Continuing Operations	(5,206,482)	(4,182,412)	(13,931,014)	(144,523)	(11,256)	(23,461,599)
Discontinued Operations
Income (Loss) From Discontinued Operations	(204,272)	(34,575)	355,256	-	-	101,899
Gain on disposal of discontinued operations, net of tax expense of $2,600,000	10,753,726	-	-	-	-
Income (Loss) from Discontinued Operations	10,549,454	(34,575)	355,256	-	-	10,753,726
Net Income (Loss) for the Period	5,342,972	(4,216,987)	(13,576,180)	(144,523)	(11,256)	(12,605,974)

Basic and Diluted Loss Per Common Share
From continuing operations	$ (0.06)	$ (0.05)	$ (0.18)	$ (0.01)	$ (0.00)
From discontinued operations	0.13	0.00	0.00	-	-
	$ 0.07	$ (0.05)	$ (0.18)	$ (0.01)	$ (0.00)
Weighted Average Number of Common Shares Outstanding - Basic	80,969,502	80,569,066	77,055,822
Weighted Average Number of Common Shares Outstanding - Diluted	81,542,712

	Balance Sheet Data
	February 28,	February 28,	February 29,	February 28,	February 28,
	2011	2010	2009	2008	2007
Current Assets
Cash	$ 62,978	$ 610,124	$ 150,276	$ 19,495	$ 14,236
Accounts receivable	-	-	373,045	-	-
Promissory note receivable	60,000	-	-	-	-
Prepaid expenses	38,216	31,918	-	-	-
Deposit on properties	-	-	1,100,000	-	-
Total Oil and Gas Properties	14,685,943	3,534,436	775,011	9,176	-
Assets Held for Sale	-	8,172,462	-	-	-
Total Assets	$ 14,847,137	$ 12,348,940	$2,398,332	$ 28,671	$ 17,236

Total Current Liabilities	$ 3,956,030	$ 711,044	$ 70,230	$ 127,496	$ -
Liabilities Held for Sale	-	11,209,656	-	-	-
Total Stockholders' Equity (Deficit)	10,891,107	428,240	2,328,102	(98,825)	17,236

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended February 28, 2011 and 2010 should be read in conjunction with our most recent audited consolidated financial statements for the years ended February 28, 2011 and 2010, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Fiscal Year Ended February 28, 2011 Compared To Fiscal Year Ended February 28, 2010

We did not generate any revenue during our fiscal year ended February 28, 2011 or our fiscal year ended February 28, 2010.

During our fiscal year ended February 28, 2011, we incurred general and administrative expenses of $7,822,551 compared to $2,883,482 incurred during our fiscal year ended February 28, 2010. These general and administrative expenses included the following:

  consulting fees of $339,558 during our fiscal year ended February 28, 2011 (2010 - $311,334), which increased as we ramped up consulting services while conducting our drilling program;

  management fees of $632,600 during our fiscal year ended February 28, 2011 (2010 - $250,164), which increased in 2011 due to our expanded program in Mississippi;

  marketing expenses of $612,992 during our fiscal year ended February 28, 2011 (2010 - $560,025);

  office and general expenses of $297,170 during our fiscal year ended February 28, 2011 (2010 - $123,101), which increased in 2011 due to our expanded program in Mississippi;

  professional fees of $820,335 during our fiscal year ended February 28, 2011 (2010 - $490,858), which increased in 2011 due to our expanded program in Mississippi and our proposed merger with American Exploration;

  stock based compensation of $5,119,895 during our fiscal year ended February 28, 2011 (2010 - $1,148,000), which increased due to stock options granted during the period.

Our general and administrative expenses incurred during our fiscal year ended February 28, 2011 compared to our fiscal year ended February 28, 2010 increased primarily due to an increase in salary expenses from $1,148,000 in 2010 to $5,119,895 in 2011.

As a result, our net operating loss during our fiscal year ended February 28, 2011 was $7,822,551 compared to a net operating loss of $2,883,482 during our fiscal year ended February 28, 2010.

During our fiscal year ended February 28, 2011, we recorded other income in the amount of $16,069, consisting of interest income (2010 - $1,070, consisting of interest income). During our fiscal year ended February 28, 2011, we recorded a $10,549,454 gain from discontinued operations (2010 - $34,575 loss from discontinued operations). As a result, our net income for our fiscal year ended February 28, 2011 was $5,342,972 (2010 - net loss of $4,216,987).

Liquidity And Capital Resources

As of February 28, 2011, our current assets were $161,194 (2010 - $642,042) and our current liabilities were $3,956,030 (2010 - $711,044), which resulted in a working capital deficit of $3,794,836 (2010 - $69,002 ). As of February 28, 2011, our current assets were comprised of $62,978 in cash, $60,000 in loans receivable and $38,216 in prepaid expenses. As of February 28, 2011, current liabilities were comprised of accounts payable and accrued liabilities, drilling advances and shareholder advances/loans.

As of February 28, 2011, our total assets were $14,847,137 (2010 - $12,348,940), comprised of: (i) current assets in the amount of $161,194 (2010 - $642,042), (ii) oil and gas properties, net of accumulated depletion, in the amount of $14,685,943 (2010 - $3,534,436), and (iii) Nil in assets held for sale (2010 - $8,172,462).

As of February 28, 2011, we had $3,956,030 in current liabilities (2010 - $711,044), consisting of accounts payable and accrued liabilities of $3,254,785 (2010 - $711,044), drilling advances of $48,745 (2010 - $Nil), and shareholder advances/loans of $652,500 (2010- $Nil). At February 28, 2011, we had $Nil in liabilities held for sale (2010 - $11,209,656).

Stockholders' equity increased from $428,240 as of February 28, 2010 to $10,891,107 as of February 28, 2011.

As noted above, during the year ended February 28, 2011, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010. We have applied the net proceeds to: (a) fund the drilling of the Burkley-Phillips No. 1 well on the Buena Vista prospect in Mississippi; and (b) to retire our debt to Guggenheim. We anticipate that we will incur additional expenses of approximately $5,000,000 for the post-drilling completion work on the Burkley-Phillips No. 1 Well, and we plan to drill wells in the Hosston/Cotton Valley formations of the East Holly Prospect, possibly with a joint venture partner, in 2011. However, we will require additional funding to complete our 2011 operations program and to complete the merger with American Exploration. We anticipate that we will receive this funding from a variety of methods, including private placements of equity and/or debt instruments, entering into joint venture transactions with third parties, mezzanine financing, and cash flows from any successful wells.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of February 28, 2011 and 2010:

	As of February 28, 2011	As of February 28, 2010
Cash	$62,978	$610,124
Working capital surplus (deficit)	$(3,794,836)	$(69,002)

Cash Flows From (Used In) Operating Activities

For our fiscal year ended February 28, 2011, net cash used in operating activities was $2,976,311. Our net loss from continuing operations was ($5,206,482). Net cash flows used in operating activities was adjusted by ($2,600,000) in income tax benefit and $5,119,895 in stock-based compensation. Net cash flows related to operating activities was further changed by ($6,298) in changes to prepaid expenses, $48,745 in drilling advances and ($332,171) in changes to accounts payable and accrued liabilities.

For our fiscal year ended February 28, 2010, net cash from operating activities was $(1,109,391). Our net loss from continuing operations was ($4,182,412). Net cash flows used in operating activities was adjusted by $1,300,000 in non-cash mineral property losses, $1,148,000 in stock-based compensation and $16,125 in non-cash consulting fees. Net cash flows related to operating activities was further changed by ($31,918) in changes to prepaid expenses and $640,814 in changes to accounts payable and accrued liabilities.

Cash Flows From Investing Activities

For our fiscal year ended February 28, 2011, net cash flows used in investing activities was ($8,335,595), consisting of investment in oil and gas property of ($8,275,595) and ($60,000) in a promissory note receivable advance.

For our fiscal year ended February 28, 2010, net cash flows used in investing activities was ($3,612,436), consisting of investment in oil and gas property of ($3,412,436) and deposit on properties of ($200,000).

Cash Flows From Financing Activities

Historically, we have financed our operations primarily from either the issuance of equity and debt instruments.

For our fiscal year ended February 28, 2011, net cash provided by financing activities was $652,500 compared to $1,153,000 for our fiscal year ended February 28, 2010. Cash flows provided by financing activities in 2011 consisted of related party promissory notes payable of $652,500, while cash flows provided by financing activities in 2010 consisted of proceeds from the exercise of warrants.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Plan Of Operation And Funding

As indicated above, as of February 28, 2011, we had current assets of $161,194 and current liabilities of $3,956,030, resulting in a working capital deficit of $3,794,836. During the year ended February 28, 2011, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010. To date, we have applied the net proceeds to: (a) fund the drilling of the Burkley-Phillips No. 1 Well on the Buena Vista prospect in Mississippi; and (b) to retire our debt to Guggenheim. As noted above, we anticipate that we will incur additional expenses of approximately $5,000,000 for the post-drilling completion work on the Burkley-Phillips No. 1 Well, and we plan to drill wells in the Hosston/Cotton Valley formations of the East Holly Prospect, possibly with a joint venture partner, in 2011. However, additional funding will be required to complete our 2011 operations program. We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells.

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

Material Commitments

During the year ended February 28, 2011, Guggenheim held a promissory note totalling $10,277,485 payable by us. As a result of our sale of our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, we retired this debt to Guggenheim.

As described above, our Company has entered into a joint area development agreement with American Exploration to jointly develop contiguous acreage comprising the Buena Vista Prospect. As operator on the Buena Vista Prospect, we issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 well to be drilled on the Prospect. We intend to drill the well to a depth sufficient to evaluate the Haynesville Shale, currently expected to total 22,000 feet. Drilling commenced on July 21, 2010 and the well reached the projected total depth of 22,000 feet on December 27, 2010. Our total drilling cost was approximately $10,200,000, and we anticipate that we will incur approximately $5,000,000 in additional post-drilling completion costs during the current fiscal year. American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration has forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in favor of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of our letter agreement and related joint operating agreement with American Exploration). If the merger is approved as proposed and proceeds, American Exploration's 20% working interest in the well and the Prospect after completion will by owned by Mainland Resources, the resultant merged entity.

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

Other than our retired debt to Guggenheim as of February 28, 2011 and our obligations under our joint operating agreement with American Exploration as described above, we did not have any material commitments for capital expenditures as of February 28, 2011.

Tabular Disclosure of Contractual Obligations

The following table provides information regarding our known contractual obligations as of February 28, 2011:

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

Going Concern

The independent auditors' report accompanying our February 28, 2011, February 28, 2010 and February 29, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company's financial position, results of operations or cash flows.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Balance Sheets as of February 28, 2011 and 2010

Statements of Operations for Fiscal Years Ended February 28, 2011, 2010, 2009 and from Inception (May 12, 2006) to February 28, 2011

Statement of Stockholders' Equity for the Period from Inception (May 12, 2006) to February 28, 2011

Statements of Cash Flows for the Fiscal Years Ended February 28, 2011, 2010, 2009 and from Inception (May 12, 2006) to February 28, 2011

Notes to Financial Statements

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Mainland Resources, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Mainland Resources, Inc. (An Exploration Stage Company) as of February 28, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the three-year period ended February 28, 2011 and the period from inception (May 12, 2006) to February 28, 2011. Mainland Resources' management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mainland Resources, Inc. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the three-year period ended February 28, 2011 and the period from inception (May 12, 2006) to February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
May 26, 2011

2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 563-1600 • Facsimile (702) 920-8049

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	February 28, 2011	February 28, 2010

ASSETS
CURRENT ASSETS
Cash	$ 62,978	$ 610,124
Promissory note receivable (Note 4)	60,000	-
Prepaid expenses	38,216	31,918

TOTAL CURRENT ASSETS	161,194	642,042

OIL AND GAS PROPERTIES, (Note 3)
Unproved	14,685,943	3,534,436

TOTAL OIL AND GAS PROPERTIES	14,685,943	3,534,436

ASSETS HELD FOR SALE (Notes 3 and 9)	-	8,172,462

TOTAL ASSETS	$ 14,847,137	$ 12,348,940

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,254,785	$ 711,044
Drilling advances	48,745	-
Promissory note payable -related party (Note 8)	652,500	-

TOTAL CURRENT LIABILITIES	3,956,030	711,044

LIABILITIES HELD FOR SALE (Notes 3, 5 and 9)	-	11,209,656

CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Note 6)
Common stock, 600,000,000 shares authorized with $0.0001 par value
Issued and outstanding - 80,969,502 common shares
(February 28, 2010 - 80,969,502)	8,097	8,097
Additional paid-in-capital	23,488,984	18,369,089
Deficit accumulated during exploration stage	(12,605,974)	(17,948,946)

TOTAL STOCKHOLDERS' EQUITY	10,891,107	428,240

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 14,847,137	$ 12,348,940

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)
	Year Ended February 28,	Year Ended February 28,	Year Ended February 28,	Inception (May 12, 2006) to February 28,
	2011	2010	2009	2011

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting fees	$ 339,558	$ 311,334	$ 595,374	$ 1,246,266
Management fees-related party (Note 8)	632,600	250,164	126,400	1,023,584
Marketing expenses	612,992	560,025	921,107	2,094,124
Office and general	297,170	123,101	82,376	562,318
Professional fees	820,335	490,858	243,710	1,622,504
Stock based compensation (Note 7)	5,119,895	1,148,000	12,002,685	18,270,580

	7,822,551	2,883,482	13,971,652	24,819,376

NET OPERATING LOSS	(7,822,551)	(2,883,482)	(13,971,652)	(24,819,376)

OTHER ITEMS
Interest income	16,069	1,070	7,399	24,538
Gain on settlement of debt	-	-	33,239	33,239
Loss on abandonment on option deposit (Note 3)	-	(1,300,000)	-	(1,300,000)

NET LOSS BEFORE INCOME TAX	(7,806,482)	(4,182,412)	(13,931,014)	(26,061,599)

Federal income tax benefit from continuing operations	2,600,000	-	-	2,600,000

LOSS FROM CONTINUING OPERATIONS	(5,206,482)	(4,182,412)	(13,931,014)	(23,461,599)

DISCONTINUED OPERATIONS (Note 9)
Income (loss) from discontinued operations	(204,272)	(34,575)	355,256	101,899
Gain on disposal of discontinued operations, net of tax expense of $2,600,000	10,753,726	-	-	10,753,726

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	10,549,454	(34,575)	355,256	10,855,625

NET INCOME (LOSS) FOR THE PERIOD	$ 5,342,972	$ (4,216,987)	$(13,575,758)	$(12,605,974)

BASIC AND DILUTED LOSS PER COMMON SHARE:
From continuing operations	$ (0.06)	$ (0.05)	$ (0.18)
From discontinued operations	0.13	0.00	0.00

	$ 0.07	$ (0.05)	$ (0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	80,969,502	80,569,066	77,055,822

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	81,542,712	-	-

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 12, 2006 (INCEPTION) TO FEBRUARY 28, 2011
(Audited)
	Common Stock			Deficit accumulated	Other Accumulated
	Number of Shares	Amount	Additional Paid in Capital	during exploration stage	Comprehensive Income	Stockholders' Equity

Balance, May 12, 2006	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.0000143 per share - June 15, 2006	12,000,000	1,200	(1,028)	-	-	172
Common stock issued for mineral properties at $0.000715 per share - July 15, 2006	6,210,000	621	3,819	-	-	4,440
Common stock issued for cash at $0.000715 per share - October 6, 2006	25,020,000	2,502	15,390	-	-	17,892
Donated Services and rent	-	-	5,793	-	-	5,793
Foreign currency translation adjustment	-	-	-	-	195	195
Net loss for the period	-	-	-	(11,256)	-	(11,256)

Balance, February 28, 2007	43,230,000	4,323	23,974	(11,256)	195	17,236
Common stock issued for cash at $0.00085 per share - October 15, 2007	24,000,000	2,400	18,052	-	-	20,452
Donated services and rent	-	-	8,627	-	-	8,627
Foreign currency translation adjustment	-	-	-	-	(617)	(617)
Net loss for the year	-	-	-	(144,523)	-	(144,523)

Balance, February 29, 2008	67,230,000	6,723	50,653	(155,779)	(422)	(98,825)
Common stock issued for cash at $0.33 per share - May 1, 2008 to July 22, 2008	12,000,002	1,200	3,998,800	-	-	4,000,000
Foreign currency translation adjustment	-	-	-	-	422	422
Stock based compensation	-	-	12,002,685	-	-	12,002,685
Net loss for the year	-	-	-	(13,576,180)	-	(13,576,180)

Balance, February 28, 2009	79,230,002	7,923	16,052,138	(13,731,959)	-	2,328,102
Common stock issued for consulting agreement at $1.78 per share - March 17, 2009	5,000	1	8,874	-	-	8,875
Common stock issued exercise of warrants at $0.67 per share - April 30 - June 1, 2009	1,729,500	172	1,152,828	-	-	1,153,000
Common stock issued for consulting agreement at $1.45 per share - June 1, 2009	5,000	1	7,249	-	-	7,250
Stock based compensation	-	-	1,148,000	-	-	1,148,000
Net loss for the year	-	-	-	(4,216,987)	-	(4,216,987)

Balance, February 28, 2010	80,969,502	8,097	18,369,089	(17,948,946)	-	428,240
Stock based compensation	-	-	5,119,895	-	-	5,119,895
Net income for the year	-	-	-	5,342,972	-	5,342,972

Balance, February 28, 2011	80,969,502	$ 8,097	$ 23,488,984	(12,605,974)	$ -	$ 10,891,107

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)
	Year Ended February 28,	Year Ended February 28,	Year Ended February 28,	Inception (May 12, 2006) to February 28,
	2011	2010	2009	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ 5,342,972	$ (4,216,987)	$ (13,575,758)	$ (12,605,974)
Less: (income)loss from operations discontinued operations	(10,549,454)	34,575	(355,256)	(10,855,625)

Net loss from continuing operations	$ (5,206,482)	$ (4,182,412)	$ (13,931,014)	$ (23,461,599)
Adjustments to reconcile net loss to net cash used in operating activities:
- Income tax benefit	(2,600,000)	-	-	(2,600,000)
- Non-cash mineral property losses (recoveries)	-	1,300,000	(33,239)	1,271,201
- Stock-based compensation (Note 7)	5,119,895	1,148,000	12,002,685	18,270,580
- Non-cash consulting fees (Note 6)	-	16,125	-	16,125
- Donated services and expenses	-	-	-	14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Prepaid expenses	(6,298)	(31,918)	-	(38,216)
- Drilling advances	48,745			48,745
- Accounts payable - related parties	-	-	(6,138)	-
- Accounts payable and accrued liabilities	(332,171)	640,814	32,111	378,873

NET CASH FROM (USED IN) OPERATING ACTIVITIES	(2,976,311)	(1,109,391)	(1,935,595)	(6,099,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(8,275,595)	(3,412,436)	(70,300)	(11,759,231)
Promissory note receivable advances	(60,000)	-	-	(60,000)
Deposit on properties	-	(200,000)	(1,100,000)	(1,300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(8,335,595)	(3,612,436)	(1,170,300)	(13,119,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	3,950,000	3,988,516
Proceeds from exercised warrants	-	1,153,000	-	1,153,000
Promissory Note Payable, related party	652,500	-	-	652,500
Advances from related party	-	-	-	83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	652,500	1,153,000	3,950,000	5,877,255

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	21,800,972	(1,001,764)	(57,490)	22,731,637
Net cash provided by investing activities	(1,410,227)	(7,251,574)	(655,834	(9,326,812)
Net cash provided by financing activities	(10,278,485)	10,278,485	-	-

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	10,112,260	4,028,675	(713,324)	13,404,825

INCREASE IN CASH	(547,146)	459,848	130,781	62,978

CASH, BEGINNING OF PERIOD	610,124	150,276	19,495	-

CASH, END OF PERIOD	$ 62,978	$ 610,124	$ 150,276	$ 62,978
SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$ 172,458	$ 201,159	$ -	$ 201,159
Cash paid for income taxes	$ -	$ -	$ -	$ -
Common stock issued for acquisition of mineral property	$ -	$ -	$ -	$ 4,440
Common stock issued for consulting fees	$ -	$ 16,125	$ -	$ 16,125
Common stock issued for satisfaction of liability	$ -	$ -	$ 50,000	$ 50,000
Oil and gas property acquired through increase in A/P	$ 2,875,912	$ -	$ -	$ 2,875,912
Donated services and rent	$ -	$ -	$ -	$ 14,420

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
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

On March 22, 2010, the Company and American Exploration Corporation ("AEC") entered into a definitive Merger Agreement and Plan of Merger (the "Merger Agreement") that contemplates a stock-for-stock merger to be effected under the laws of Nevada. Under the terms of the Merger Agreement, the AEC stockholders will receive one share of the Company for every four shares of AEC common stock they own. Currently, there are approximately 60,273,333 shares of AEC common stock outstanding, which would result in the issuance of approximately 15,068,333 shares of the Company's common stock to the former stockholders of AEC which would represent approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The merger is be subject to various conditions, including approval of the respective stockholders of each of the Company and AEC and completion of due diligence. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval (refer to Note 4).

Going concern

The Company commenced operations on May 12, 2006. Although the Company has realized revenues in prior operations, as of February 28, 2011, the Company has an accumulated deficit during the exploration stage of $12,605,974. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing. During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during the year ended February 28, 2010, 1,729,500 warrants were exercised at $0.67 for net proceeds to the company of $1,153,000. In fiscal 2011, the Company raised $650,000 through a related party promissory note (refer to Note 8). Subsequent to the year end, a further $310,000 was raised under the same terms and with the same party. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. During fiscal 2011, the entire outstanding balance owed on the secured line of credit was repaid from the sale of assets (refer to Note 3 and 5).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on May 12, 2006 in the State of Nevada. The Company's fiscal year end is February 28.

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of February 28, 2011, there has been no asset retirement obligations recorded.

Financial instruments

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of February 28, 2011, the Company's cash and cash equivalents do not exceed federally insured limits.

Earnings (loss) per common share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive. Using the treasury stock method, common stock equivalents are 573,210 shares issuable under stock options.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. At February 28, 2011, the Company has a current income tax liability of $Nil. The original balance of $2,600,000 recorded during the period was attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP which has been fully offset by deductible exploration costs incurred on the drilling of the Burkley-Phillips #1 well in Mississippi (see Notes 3 and 9).

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company's financial position, results of operations or cash flows.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

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

Paul Little 7H-#1

The fifth well under the Petrohawk Agreement, the Paul Little 7H-#1. Drilling was completed in May 2010 and commenced production in 2010. The Company owned a 20.54% working interest in the well.

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

The Company has used the proceeds of the sale to fund the drilling of the initial well (designated as the Burkley-Phillips No. 1 Well) on its Buena Vista prospect in Jefferson County, Mississippi, and to retire its debt to Guggenheim Partners LLC. (Refer to Note 9).

Mississippi Prospect

On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp ("Westrock") to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009 whereby the option period has been extended until January 20, 2010. Additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008, April 27, 2009, May 6, 2009 and June 5, 2009 for a total deposit to date of $1,300,000 (February 28, 2009 - $1,100,000). Effective February 12, 2010, based upon completion of its due diligence, the Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Option Agreement. The Company and Westrock agreed that the Option Agreement would be terminated and the Company and Westrock would be released from their respective duties and obligations. The Company has forfeited its deposit of the $1,300,000 paid to Westrock which was recorded as a loss during fiscal 2010.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Buena Vista -Mississippi Haynesville/Bossier Prospect

On June 23, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acres subject to the Option Agreement. The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009 the Company paid an additional $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060. During fiscal 2010 the Company acquired approximately an additional 861 net acres for $122,376 and in fiscal 2011 the Company acquired approximately an additional 8,573 net acres at a cost of $556,258. The Company's total acreage as of February 28, 2011 is approximately 17,838 net acres, with net revenue interests ranging from 71.00% to 78.34%. Total cost to date of acquiring leases is $3,967,962.

On July 21, 2010, the Company spud the first well, the Burkley-Phillips No. 1 well, on the Buena Vista Prospect. Drilling to a total depth of 22,000 ft was concluded on December 24, 2010. The well was logged, a core interval was cut and a thorough technical analysis of results was conducted. The well is currently planned for a completion in the second half of 2011. The Company's working interest in the well is 72%. The Company will fund 90% of the well costs to earn its 72% interest in the well. Guggenheim Partners LLC will fund 10% of the well costs in order to earn an 8% working interest in the well.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

The Company's Oil and Gas properties are made up as follows:
	February 28 2011	February 28, 2010

Oil and Gas Properties:
Proved, subject to depletion	$ -	$ 3,227,866
Unproved, not subject to depletion	14,685,943	8,223,155

		11,451,021
Accumulated depletion	-	(1,147,465)

Preliminary Oil and Gas Properties	14,685,943	10,303,556
Less: reclassified to Assets held for Sale (refer to Note 9)	-	(6,769,120)

Total Oil and Gas Properties	$ 14,685,943	$ 3,534,436

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

	Acquisition Costs	Development Costs	Total

Balance, February 28, 2009	$ -	$ -	$ -

Incurred during the year	3,920,152	6,743,858	10,664,010
Reallocated to proven and subject to depletion	-	(2,440,855)	(2,440,855)

Preliminary unproven properties	3,920,152	4,303,003	8,223,155

Less: reclassified to Assets Held for sale (refer to Note 9)	(385,716)	(4,303,003)	(4,688,719)

Balance, February 28, 2010	3,534,436	-	3,534,436
Incurred during the year	11,151,507	-	11,151,507

Balance, February 28, 2011	$ 14,685,943	$ -	$ 14,685,943

Depletion of proved oil and gas properties during fiscal 2010 was computed on the units-of-production method based upon estimated proved reserves of 1,901 MMCF, reserves produced during fiscal 2010 of 675,781 Mcf and net capitalized costs to be amortized totalling $3,227,866 resulting in a depletion cost of $1,135,465 for the period and total accumulated depletion costs as of February 28, 2010 of $1,147,465. Effective January 1, 2010, the Company sold its proven properties at the East Holly Prospect to Exco (refer to Note 9).

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
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

Under the terms of the Merger Agreement, AEC's stockholders will receive one share of the Company for every four shares of AEC common stock they own. Currently, there are approximately 60,273,333 shares of AEC common stock outstanding, which would result in the issuance of approximately 15,068,333 shares of the Company's common stock to the former stockholders of AEC upon completion of the merger. The former AEC stockholders would then own approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The Merger also contemplates that all outstanding common stock options of AEC and all outstanding share purchase warrants of AEC will be replaced with non-transferable stock options non-transferable common stock purchase warrants of the Company under similar terms and conditions as the original AEC options and share purchase warrants. The number of replacement options and warrants issuable will be determined with reference to the above four to one share exchange ratio. The replacement options will be exercisable at a price of $1.50 per share.

The merger is subject to various conditions, including approval of the respective stockholders of each of AEC and the Company, completion of fairness opinions by both parties and completion by each party to its satisfaction, due diligence investigation of the other party's business and affairs to determine the feasibility, economic or otherwise. Both parties have obtained their respective fairness opinions. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval. The Merger Agreement is subject to termination by either party if certain conditions specified in the Merger Agreement are not satisfied at or before the "Termination Date," which was previously defined to mean May 31, 2011, or such later date as may be mutually agreed by the parties. Mainland and American Exploration have entered into an amending agreement dated May 17, 2011 which extends the Termination Date to August 31, 2011.

On September 27, 2010, the Company approved an unsecured promissory loan of $60,000 to AEC. The note had an original maturity date of December 31, 2010 and an interest rate of 12% per annum. The maturity date of this loan was extended to August 31, 2011.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

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

On April 22, 2010 the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP, a wholly owned subsidiary of EXCO Resources, for $28,159,604. The Company used part of the proceeds to retire its debt to Guggenheim and to re-acquire the overriding royalty interests granted to Guggenheim in the DeSoto Acreage. The assets and liabilities related to this disposal were reclassified as of February 28, 2010 and include the promissory note payable to Guggenheim totalling $10,278,485 being classified as liabilities held for sale and the unamortized deferred financing costs totalling $1,070,941 being classified as assets held for sale (refer to Note 9 ).

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

(d)       Share Purchase Warrants

On April 29, 2009, the Company extended the expiration of 6,000,000 warrants from May 1, 2009 to June 1, 2009.

During the year ended February 28, 2010, a total of 1,729,500 warrants were exercised at $0.67 per share with net proceeds of $1,153,000 to the Company and the remaining 4,270,500 warrants expired unexercised.

The Company's share purchase warrants activity for the year ended February 28, 2011 is summarized as follows:
	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)
Balance, February 28, 2009	6,000,000	$ 0.67	0.17
Issued	-	-	-
Expired	(4,270,500)	0.67	-
Exercised	(1,729,500)	0.67	-

Balance, February 28, 2010	-	-	-
Issued	-	-	-
Expired	-	0.67	-
Exercised	-	0.67	-

Balance, February 28, 2011	-	$ -	-

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 7 - STOCK OPTION PLAN (continued)

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 7 - STOCK OPTION PLAN (continued)

As approved by the Board of Directors, on March 18, 2010, the Company granted a total of 1,000,000 stock options to a consultant of the Company at $1.15 per share for terms of ten years with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 100,000 Stock Options vesting immediately on effective date (b) 200,000 Stock Options vesting 90 days after effective date, (c) 200,000 Stock Options vesting 180 days after effective date and (d) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"). The total fair value of the initial 100,000 options as of March 18, 2010 was estimated at $99,660 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.44%, a dividend yield of 0% and expected volatility of 111.2% and was recorded as a stock based compensation expense in 2011. The total fair value of the second tranche of 200,000 options as of June 16, 2010 was estimated at $183,200 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.06%, a dividend yield of 0% and expected volatility of 98.3% and was recorded as a stock based compensation expense in fiscal 2011. The total fair value of the third tranche of 200,000 options as of September 14, 2010 was estimated at $70,180 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.43%, a dividend yield of 0% and expected volatility of 219.0% and was recorded as a stock based compensation expense in fiscal 2011.

As approved by the Board of Directors, on March 26, 2010, the Company granted a total of 500,000 fully vested stock options to a consultant of the Company at $1.25 per share for terms of two years. The total fair value of these options at the date of grant was estimated at $385,950 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 2 years, a risk free interest rate of 1.04%, a dividend yield of 0% and expected volatility of 103.31% and was recorded as a stock based compensation expense in fiscal 2011.

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

As approved by the Board of Directors, on April 5, 2010, the Company granted a total of 1,500,000 fully vested stock options to a former Director of the Company at $0.44 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $471,450 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.43%, a dividend yield of 0% and expected volatility of 94.3% and was recorded as a stock based compensation expense in fiscal 2011.

On February 2, 2011, the Company granted a total of 1,350,000 stock options to a consultant of the Company at $0.75 per share for a term of 10 years. The total fair value of these options at the date of grant was estimated at $1,085,265 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.10%, a dividend yield of 0% and expected volatility of 207% and was recorded as a stock based compensation expense in fiscal 2011.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 7 - STOCK OPTION PLAN (continued)

The Company's stock option activity for the year ended February 28, 2011 is summarized as follows:
	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)
Balance, February 28, 2009	6,200,000	$ 1.15	9.36
Granted	800,000	1.50	-
Exercised	-	-	-
Expired / cancelled	-	-	-
Balance, February 28, 2010	7,000,000	1.19	8.49
Granted	6,300,000	1.02	-
Exercised	-	-	-
Expired / cancelled	(200,000)	1.40	-
Balance, February 28, 2011	13,100,000	$ 1.10	8.06

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid a total of $632,600 in management fees to officers and directors of the Company for the year ended February 28, 2011 (February 28, 2010 - $234,039; February 28, 2009 - $126,400).

The Company has paid $53,840 to an officer and director of the Company to provide office space and office services for the period ended February 28, 2011 (February 28, 2010 - $Nil; February 28, 2009 - $Nil).

The Company has paid $2,250 to an officer and director of the Company as an advance on expenses for the period ended February 28, 2011.

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

Effective August 23, 2010, the Board of Directors authorized the execution of a two-year executive service agreement with Nicholas W. Atencio, the Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Atencio a monthly salary of $25,000; (ii) the Company would grant an aggregate of 3,500,000 stock options (the "Stock Options") to Mr. Atencio under its 2010 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options shall vest on the effective date of the executive services agreement at an exercise price of $0.44 per share and (b) a further 750,000 Stock Options would vest upon successful completion by the Company during the term of the executive agreement of an equity or debt financing of at least $5 million and (c) a further 750,000 Stock options would vest upon successful closing by the Company during the term of the executive services agreement of an agreement with any third party investing equity partner which allows for the initiation of drilling on the Cotton Valley/Hosston formations in the East Holly Field located in Louisiana and (d) a further 500,000 Stock Options would vest when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange

During fiscal 2011, a shareholder advanced $650,000 to the Company pursuant to a Demand secured Promissory Note which bears interest at 10% per annum. As at February 28, 2011, accrued interest was $6,397 which has been included in accounts payable and accrued liabilities. Subsequent to year end, further advances of $310,000 were made under the same terms. The Demand Secured Promissory Note had a due date of March 31, 2011. The due date was subsequently extended to June 30, 2011. The Demand Secured promissory Note is secured by assets of the Company.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

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

As at February 28, 2010, certain assets and liabilities disposed of or discharged directly or indirectly in connection with this transaction have been classified as Assets or Liabilities Held for Sale. A summary of the items classified as Assets Held for Sale and Liabilities Held for Sale as at February 28, 2010 was as follows:

ASSETS HELD FOR SALE

Accounts receivable - production	$ 332,401
Deferred finance fees	1,070,941
Oil and Gas properties	6,769,120

TOTAL ASSETS HELD FOR SALE	$ 8,172,462

LIABILITIES HELD FOR SALE

Accounts payable - development costs	$ 108,566
Accounts payable - finance costs	822,605
Promissory note	10,278,485

TOTAL LIABILITIES HELD FOR SALE	$ 11,209,656

The gain on disposal of the discontinued operations reported during the period was determined as follows:

PROCEEDS FROM DISPOSAL	$ 28,159,604

LESS:
Carrying value of total assets disposed of	(9,404,566)
Cost to buy out Guggenheim interest in properties disposed of	(5,420,922)
Other related costs	(87,138)
Provision for income taxes	(2,600,000)
ADD:
Accounts payable assumed by purchaser	106,748

SUBTOTAL	(17,405,878)

NET GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	$ 10,753,726

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 9 - DISCONTINUED OPERATIONS (continued)

For all periods presented, the results of the Company represent the results related to the disposed of wells, related properties and financing activities as discontinued operations. A summary of the components of the results of discontinued operations is as follows:

	Year Ended February 28,	Year Ended February 28,	Year Ended February 28,	Inception (May 12, 2006) to February 28,
	2011	2010	2009	2011

REVENUES
Oil and gas revenue	$	$ 2,407,600	$ 516,579	$ 2,924,179

GENERAL AND ADMINISTRATIVE EXPENSES
Operating costs and taxes	21,814	667,275	149,323	816,598
Depletion Allowance	-	1,135,465	12,000	1,147,465
Mineral property costs	-	-	-	14,510

	21,814	1,802,740	161,323	2,000,387

NET OPERATING INCOME (LOSS)	21,814	604,860	355,256	923,792
OTHER ITEMS
Interest expense	(172,458)	(201,159)	-	(373,617)
Finance costs	(10,000)	(438,276)	-	(448,276)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$ (204,272)	$ (34,575)	$ 355,256	$ 101,899

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 10 - INCOME TAXES

The Company has adopted the FASB ASC 740-10, "Income Taxes". As of February 28, 2011, February 28, 2010, and February 29, 2009, the Company had net operating loss carry forwards of approximately $4,805,750; $4,779,401 and $1,710,414, respectively that may be available to reduce future years' taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

During the year ended February 28, 2011 the Company realized a gain for tax purposes in connection with the discontinued operations disposal as described in Note 9. After utilizing all of the then available operating loss carryforwards, the Company had an estimated tax liability of approximately $2,600,000. This tax liability was further reduced to $Nil through the utilization of a portion of the operating loss carryforwards that resulted from operations from the date of the disposal through February 28, 2011.

The provision for income taxes consisted of the following components for the years ended February 28, 2011, February 28, 2010 and February 28, 2009:

	2011	2010	2009
Current:
Federal	35.0%	35.0%	35.0%
State	0.0%	0.0%	0.00%
Deferred:	-	-	-
Total income tax provision	35.0%	35.0%	35.0%

Components of net deferred tax assets, including a valuation allowance, are as follows at February 28:

	2011	2010	2009
Deferred tax assets:
Net operating loss carryforward	$ 4,805,750	$ 4,779,401	$ 1,710,414

Total deferred tax assets	1,682,013	1,672,790	598,645
Less: Valuation Allowance	(1,682,013)	(1,672,790)	(598,645)

Net Deferred Tax Assets	$ -	$ -	$ -

The valuation allowance for deferred tax assets as of February 28, 2011, February 28, 2010 and February 29, 2009 was $1,682,013, $1,672,790 and $598,645, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2011, February 28, 2010 and February 28, 2009.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011, FEBRUARY 28, 2010 and FEBRUARY 28, 2009
(Audited)

NOTE 11 - SUBSEQUENT EVENTS

Demand Secured Promissory Note

During fiscal 2011, a shareholder advanced $650,000 to the Company pursuant to a Demand Secured Promissory Note which bears interest at 10% per annum. As at February 28, 2011, accrued interest was $6,397. Subsequent to year end, further advances of $310,000 were made under the same terms. The Demand Secured Promissory Note had a due date of March 31, 2011. The due date was subsequently extended to June 30, 2011.

NOTE 12 -CONTINGENCIES

During August 2009, the Company was included in a third party lawsuit by a former director of the Company. The former Director made certain allegations against the Company, as specifically described in the body of the Company's August 31, 2009 and November 30, 2009 filings on Form 10-Q and the February 28, 2010 10-K. Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency. The amount of such loss, if any, could not previously be reasonably estimated and accordingly, no amount was recorded. During the year, the suit was settled with a result that there was no financial impact or ongoing obligation to the Company.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

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

As of February 28, 2011, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2011.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of February 28, 2011 was not effective.

Management identified the following material weaknesses in internal control over financial reporting: the Company does not maintain an adequate purchasing/accounts payable system and does not adequately and timely apply closing procedures. Management has resolved these weaknesses by instituting improved and timely monthly reconciliations between joint interest billings and recorded accounts payables as well as improving the management review process for closing to ensure any adjustments are identified and recorded in a timely basis.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Directors and Officers of Mainland

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with Company
Michael J. Newport	56	President, Chief Executive Officer and a director
William D. Thomas	59	Secretary/Treasurer, Chief Financial Officer and a director
Simeon King Horton	58	Director
Angelo Viard	37	Director
Peter G. Wilson	42	Director
Gerry Jardine	59	Director

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

Michael J. Newport. Mr. Newport has been our President since February 29, 2008, and served as our Chief Executive Officer between February 29, 2008 and August 23, 2010. Mr. Newport was reappointed as our Chief Executive Officer and as a director effective February 14, 2011.

Mr. Newport previously served as a director of our Company from February 29, 2008 until December 3, 2009. Mr. Newport has been actively involved in land management for nearly thirty years. He started his career with Amoco in their New Orleans office in May 1979 where he spent two years. Mr. Newport was actively involved in supervising brokers and writing all forms of land contracts for North and South Louisiana, Mississippi, Alabama and Florida. He then became a district landman for Harkins & Company in their Jackson, Mississippi office where he spent four years assembling drilling prospects and all land activities associated with operations in Mississippi, Alabama, Florida and Louisiana. The next four years were spent in Harkin's Oklahoma City office where he had the same responsibilities for Oklahoma and Arkansas as well as Mississippi, Alabama, Florida and Louisiana. Mr. Newport then joined Greenhill Petroleum in 1989 in Houston, Texas, where he was the land manager for six years in their Permian Basin Region. In addition to land management activities, Mr. Newport was responsible for acquisitions and divestitures. After leaving Greenhill, Mr. Newport has spent the last thirteen years managing brokers for West Texas, South Texas, East Texas, Oklahoma and North Louisiana as well as performing all landman management activities for various operators actively drilling and completing wells in these areas. Mr. Newport has nearly thirty years of experience in all phases of oil and gas land management with expertise in acquisitions, operations, divestitures, agreement preparation, negotiations, CAD mapping and broker supervision.

Mr. Newport received a BBA in Finance in June of 1977, an MBA degree in August of 1978 and also completed hours for a Petroleum Land Management degree in May of 1979, all from the University of Oklahoma.

William D. Thomas. Mr. Thomas has served as our Chief Financial Officer and Secretary/Treasurer from July 9, 2008 until September 22, 2009 and from March 26, 2010 to the present. In addition, Mr. Thomas has served as a director of our Company since September 22, 2009. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of Mercer GoldCorp. (OTCBB: MRGP), the Chief Financial Officer of Sono Resources Inc (OTCBB: GVRS) and the Chief Financial Officer of Morgan Creek Energy, Inc. (OTCBB: MCKE), Nevada corporations that trade on the OTC Bulletin Board. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as Director of Business Services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007 Mr. Thomas took on the role of Chief Financial Officer for two public resource companies; Hana Mining Inc. (TSX-V: HMG) and NWT Uranium Corp (TSX-V: NWT; OTCBB: NWURF). Mr. Thomas resigned from NWT Uranium Corp. and Hana Mining Inc in July, 2008 and March, 2010 respectively.

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

Ms. Horton is an active member of the American Association of Petroleum Geologists and the Shreveport Geological Society, Shreveport, Louisiana.

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

Gerry Jardine. Mr. Jardine has served on our Board of Directors since May 18, 2011. Mr. Jardine has worked in corporate finance and administration for public companies for the past 30 years and has considerable experience in fund raising for public companies. Since 1989, he has been President and principal shareholder of Amcan Fiscal Consultants, a private management consulting company based in Vancouver, British Columbia. Mr. Jardine founded and has served as Director and Officer of TSX Venture Exchange, NASDAQ and OTC Bulletin Board companies primarily within the research and development, mineral resource and oil and gas sectors. His responsibilities have included acquisitions, funding, and corporate governance and investor relations functions. Mr. Jardine has also served as a director of Mercer Gold Corporation since May 2011.

The Company's Board of Directors has determined that Mr. Jardine should serve as a director given his experience in assisting private and public entities with finance, development and investor relations.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2011.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Conduct has been filed as an Exhibit to our Annual Report on Form 10-K for the year ended February 28, 2010.

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

Summary Compensation Table

The following table sets forth the compensation paid during our fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009 to any individual who served as our principal executive officer or principal financial officer during our fiscal year ended February 28, 2011 (the "Named Executive Officers"). We have no other executive officers other than our principal executive officer and our principal financial officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Atencio CEO(2)	2011	$172,426	$-0-	$-0-	$471,450	$-0-	$-0-	$-0-	$643,876
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Michael Newport, President/CEO(3)	2011	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$180,000
	2010	$160,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$160,000
	2009	$95,000	$-0-	$-0-	$1,651,500	$-0-	$-0-	$-0-	$1,746,500
William Thomas, Treasurer, Secretary and CFO(4)	2011	$139,706	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$139,706
	2010	$17,372	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$17,372
	2009	$10,400	$-0-	$-0-	$1,995,000	$-0-	$-0-	$-0-	$2,005,400
Mark Witt, former Secretary, Treasurer and CFO(5)	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$56,667	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$56,667
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Notes:

1.     This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

2.     Mr. Atencio served as our Chief Executive Officer from August 23, 2010 through the date of his resignation on February 14, 2011.

3.     Mr. Newport was appointed as our President/Chief Executive Officer on February 29, 2008. Mr. Newport was succeeded by Mr. Atencio as our Chief Executive Officer on August 23, 2010, but continued to serve as our President. He was reappointed as our Chief Executive Officer upon Mr. Atencio's resignation effective February 14, 2011.

4.     Mr. Thomas has served as our Chief Financial Officer and Secretary/Treasurer from July 9, 2008 until September 22, 2009 and from March 26, 2010 to the present.

5.     Mr. Witt served as our Chief Financial Officer and Secretary/Treasurer from September 22, 2009 until March 26, 2010.

Grants of Plan-Based Awards Table

There were no options awards to our Named Executive Officers during our fiscal year ended February 28, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as at February 28, 2011 relating to outstanding equity awards held by the Named Executive Officers as of that date.

Name	Option Awards					Stock Awards
	Number of Securities Underly-ing Unexer-cised Options Exer-cisable (#)	Number of Securities Underlying Unexercised Options Unexer-cisable (#)	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expi-ration Date	Number of Shares or Units of Stock that have not been vested ($)	Market Value of Shares or Units of Stock that have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested (#)
Nicholas Atencio	1,500,000	-0-	-0-	$0.44	8/23/20	-0-	-0-	-0-	-0-
Michael Newport	1,800,000 300,000 -0-	-0- -0- 1,500,000	-0- -0- -0-	$0.58 $1.50 (1)	4/7/2018 2/4/2019 9/22/2019	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
William Thomas	1,500,000	-0-	-0-	1.50	7/9/2018	-0-	-0-	-0-	-0-
Mark Witt*	-0-	3,000,000*	-0-	(2)	9/22/2019	-0-	-0-	-0-	-0-

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

Option Exercises and Stock Vested

During our fiscal year ended February 28, 2011, there were no exercises of stock options, SARs or similar instruments, or vesting of any stock by any of our Named Executive Officers.

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

We have no other agreement or arrangement with any of our Named Executive Officers that provides for payment upon termination or change-in-control.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during fiscal year ended February 28, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William D. Thomas(1)	$139,706	-0-	-0-	-0-	-0-	-0-	$139,706
Simeon King Horton(2)	$51,246	-0-	-0-	-0-	-0-	-0-	$51,246
Angelo Viard (3)	$54,362	-0-	-0-	-0-	-0-	-0-	$54,362
Peter G. Wilson	-0-	-0-	0	-0-	-0-	-0-	-0-
Michael J. Newport(4)	$180,000	-0-	-0-	-0-	-0-	-0-	$180,000
Johnathan A. Moore (5)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicholas Atencio(6)	$172,426	-0-	$471,450	-0-	-0-	-0-	$643,876

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

4.     Mr. Newport served as a Director from February 8, 2008 to December 3, 2009; he was reappointed as a Director on February 14, 2011. He also serves as a Named Executive Officer. Information regarding compensation paid to him is included in the Summary Compensation Table above.

5.      Mr. Moore served as a Director from December 3, 2009 to March 3, 2010.

6.     Mr. Atencio served as a Director from August 23, 2010 to February 14, 2011. He also served as a Named Executive Officer from August 23, 2010 to February 14, 2011.

Employment And Consulting Agreements

Michael J. Newport

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year Executive Services Agreement with Michael J. Newport, the President and Chief Executive Officer of Mainland. In accordance with the terms and provisions of the Executive Services Agreement, the Company agreed to continue to pay Mr. Newport a monthly salary of $15,000, and the Company granted an aggregate of 1,500,000 stock options to Mr. Newport under its 2008 Stock Option Plan, as amended, subject to vesting as follows: (a) 500,000 stock options were to vest when the Company completes a listing and commences trading of its shares of common stock with the NYSE Amex Equities Exchange, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 500,000 stock options were to vest at the one year anniversary date of such listing, and (c) 500,000 stock options were to vest at the second year anniversary date of such listing. The exercise price at each vesting date was to be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above.

On April 8, 2010, the 1,500,000 stock options granted to Mr. Newport were cancelled and replaced by a grant of 500,000 fully vested stock options with an exercise price of $1.47 per share, exercisable for a term of 10 years. The total fair value of these options at the date of grant was estimated at $581,900 and determined using the Black-Scholes option pricing model with the following assumptions: an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 109.9% and was recorded as stock based compensation expense in fiscal 2011.

Pursuant to the terms of the Executive Services Agreement, Mr. Newport agreed to continue to provide services to the Company in the capacity as the President and Chief Executive Officer, and to provide consulting advice on exploration strategies, management and operational service considerations. Mr. Newport resigned as Chief Executive Officer effective August 23, 2010 in order to facilitate the appointment of Nicholas W. Atencio to that office. Mr. Newport continued to serve the Company as President at that time.

Mr. Newport was reappointed as Chief Executive Officer and a director effective February 14, 2011, and is also the President of our Company.

Nicholas W. Atencio

In connection with Nicholas W. Atencio's appointment as Chief Executive Officer and a director of Mainland, effective on August 23, 2010, the Company entered into an Executive Services Agreement with Mr. Atencio. Pursuant to the terms of the Executive Services Agreement, Mr. Atencio agreed to serve as Chief Executive Officer of the Company for an initial term of two years, renewable automatically unless terminated in accordance with the terms of the Executive Services Agreement.

Pursuant to the terms of the Executive Services Agreement, the Company agreed to pay Mr. Atencio a gross monthly fee of $25,000. In addition, the Company granted Mr. Atencio options under its 2008 Stock Option Plan, as amended, to purchase up to 3,500,000 shares of the Company's common stock, expiring on August 23, 2020. Of the 3,500,000 options: (a) 1,500,000 vested immediately and are exercisable at $0.47 per share; (b) an additional 750,000 stock options will become vested and exercisable upon the successful completion by the Company of equity and/or debt financings of not less than an aggregate of $5,000,000 and, subject to the terms of the 2008 Stock Option Plan, as amended, will then be exercisable at an exercise price then equal to the 15 previous day weighted average closing share price of the Company's common shares on either of the OTC Bulletin Board or such other stock exchange or over-the-counter market on which the Company's common shares then trade prior to the completion date of $5,000,000 in equity and/or debt financings; (c) an additional 750,000 stock options will become vested and exercisable upon the successful closing by the Company of an agreement with any third party investing equity partner which allows for the initiation of drilling on the Cotton Valley/Hosston formations in East Holly Field, located in Louisiana, in which the Company currently holds a 100% working interest (collectively, the "East Holly Closing Date" herein), and, subject to the terms of the 2008 Stock Option Plan, as amended, will then be exercisable at an exercise price then equal to the 15 previous day weighted average closing share price of the Company's common shares on either of the OTC Bulletin Board or such other stock exchange or over-the-counter market on which the Company's common shares then trade prior to the East Holly Closing Date; and (d) an additional 500,000 stock options will become vested and exercisable upon the Company having completed a listing and having its common shares listed for trading on either of the NYSE Amex Equities or the NASDAQ Stock Exchange, and, subject to the terms of the 2008 Stock Option Plan, as amended, will then be exercisable at an exercise price then equal to the 15 previous day weighted average closing share price of the Company's common shares on either of the OTC Bulletin Board or such other stock exchange or over-the-counter market on which the Company's common shares then trade prior to the date of the Company's listing on the NYSE Amex Equities or the NASDAQ Stock Exchange.

Mr. Atencio resigned as Chief Executive Officer and as a director of our Company on February 14, 2011. However, he continues to actively serve our Company as a technical consultant on terms which consistent with his existing Executive Services Agreement.

William Thomas

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 30, 2011 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 80,969,502 shares of common stock outstanding as of May 30, 2011.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following May 30, 2011, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership(1)	Percentage Of Beneficial Ownership(1)
Michael J. Newport 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	4,239,992(2)	5.2%
William D. Thomas 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	1,590,000(3)	2.0%
Simeon King Horton 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	1,100,000(4)	1.3%
Angelo Viard 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	500,000(5)	*
Peter G. Wilson 21 Waterway Avenue, Suite 300 The Woodlands, Texas 77380	1,300,000(6)	1.6%

All executive officers and directors as a group (5 persons)	8,729,992(7)	10.8%

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

2.      This figure includes: (i) 639,992 shares of common stock; (ii) 1,800,000 Stock Options to purchase 1,800,000 shares of our common stock at an exercise price of $0.58 per share expiring on April 7, 2018; (iii) 300,000 Stock Options to purchase 300,000 shares of our common stock at an exercise price of $1.50 per share expiring on February 4, 2019; and (iv) 1,500,000 Stock Options to purchase 1,500,000 shares of our common stock at an exercise price of $1.47 per share expiring on April 7, 2020.

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

6.     This figure includes 300,000 shares of common stock and 1,000,000 Stock Options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 per share expiring on April 8, 2020.

7.     This figure includes: (i) 1,029,992 shares of common stock and (ii) 7,700,000 Stock Options to purchase 7,700,000 shares of our common stock.

Changes In Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, we have not had any transactions since the beginning of our fiscal year ended February 28, 2011, nor do we have any currently proposed transactions, in which we were or are to be a participant and the amount exceeds $120,000, and in which any of our directors, officers or principal stockholders, or any associate or affiliate of the foregoing, had or will have any material interest, direct or indirect.

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

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt, the former Chief Financial Officer/Treasurer of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company would pay Mr. Witt a monthly salary of $10,000; (ii) the Company would grant an aggregate of 3,000,000 stock options (the "Stock Options") to Mr. Witt under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options would vest when the Company successfully raised equity funding in the amount of $10,000,000 and (b) 500,000 Stock Options would vest when the Company completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 500,000 Stock Options would vest at the one year anniversary date of the Trading Date, and (d) 500,000 Stock Options would vest at the second year anniversary date of the Trading Date. The exercise price at each vesting date would be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. On March 23, 2010 Mr. Witt resigned as the Chief Financial Officer/Treasurer of the Company. Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt was paid a severance of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 500,000 common stock options, exercisable for two years at an exercise price of $1.25 per share.

Effective August 23, 2010, the Board of Directors authorized the execution of a two-year executive service agreement with Nicholas W. Atencio, the former Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Atencio a monthly salary of $25,000; (ii) the Company would grant an aggregate of 3,500,000 stock options (the "Stock Options") to Mr. Atencio under its 2010 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options shall vest on the effective date of the executive services agreement at an exercise price of $0.44 per share and (b) a further 750,000 Stock Options would vest upon successful completion by the Company during the term of the executive agreement of an equity or debt financing of at least $5 million and (c) a further 750,000 Stock options would vest upon successful closing by the Company during the term of the executive services agreement of an agreement with any third party investing equity partner which allows for the initiation of drilling on the Cotton Valley/Hosston formations in the East Holly Field located in Louisiana and (d) a further 500,000 Stock Options would vest when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange. Mr. Atencio resigned as Chief Executive Officer and as a director of our Company on February 14, 2011. However, he continues to actively serve our Company as a technical consultant on terms which consistent with his existing Executive Services Agreement.

During fiscal 2011, a shareholder advanced $650,000 to the Company pursuant to a demand secured promissory note which bears interest at 10% per annum. As at February 28, 2011, accrued interest was $6,397 which has been included in accounts payable and accrued liabilities. Subsequent to year end, further advances of $310,000 were made under the same terms. The demand secured promissory note had a due date of March 31, 2011. The due date was subsequently extended to June 30, 2011.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the board of directors, or approving any contracts or other transactions with any of our current or former executive officers.

Where You Can Find More Information

Statements contained in this annual report as to the contents of any contract, agreement or other document referred to include those terms of such documents that we believe are material. Whenever a reference is made in this annual report to any contract or other document of ours, you should refer to the exhibits that are a part of the annual report for a copy of the contract or document.

You may read and copy all or any portion of the annual report or any other information that Mainland Resources Inc. files at the SEC's public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC's website at www.sec.gov.

Glossary of Oil and Gas Terms

The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this document:

Bbl.  One stock tank barrel of 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.

Bbls/d.  Barrels of oil produced per day.

Bcf.  One billion cubic feet of gas or CO2.

BOE.  One barrel of oil equivalent, using the ratio of one barrel of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

BOE/d.  BOE per day.

Development costs.*  Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas.

Development well.  A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Exploration costs.*  Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects of containing oil and gas reserves, including costs of drilling exploratory wells and exploratory-type stratigraphic test wells.

Exploratory well.*  A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

Field.*  An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

MBbls.  One thousand barrels of crude oil or other liquid hydrocarbons.

Mcf.  One thousand cubic feet of natural gas or CO2.

MMBbls.  One million barrels of crude oil or other liquid hydrocarbons.

MMBOE.  One million BOEs.

MMBtu.  One million British thermal units. One British thermal unit is the amount of heat required to raise the temperature of a one pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

MMcf.  One million cubic feet of natural gas or CO2.

Production costs.*  Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities.

Proved developed reserves.*   Crude oil, natural gas and natural gas liquids reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved properties.  Properties with proved reserves.

Proved reserves.* The estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.

Proved undeveloped reserves.*  Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

Reserve life.  A measure of the productive life of an oil and gas property or a group of properties, expressed in years. Reserve life is calculated by dividing proved reserve volumes at year-end by production for that year.

Reservoir.  A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Standardized Measure.  The present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements) and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to oil and gas operations.

Stratigraphic test well.*  A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intention of being completed for hydrocarbon production.

Notes

*     This definition is an abbreviated version of the complete definition as defined by the SEC in Rule 4-10(a) of Regulation S-X.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

De Joya Griffith & Company, LLC serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 28, 2011 and 2010. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended February 28, 2011	Year Ended February 28, 2010
Audit Fees	$ 50,394	$ 48,700
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 50,394	$ 48,700

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor, De Joya Griffith & Company, LLC. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by De Joya Griffith & Company, LLC. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by De Joya Griffith & Company, LLC which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has approved all of the audit and permitted non-audit services performed by De Joya Griffith & Company, LLC in the year ended February 28, 2011.

PART IV

ITEM 15.            EXHIBITS
Exhibit No.	Document
2.1	Merger Agreement and Plan of Merger between Mainland Resources, Inc. and American Exploration Corporation dated March 22, 2010 (1)
2.2	Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated July 28, 2010, amending the Merger Agreement (15)
2.3	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated September 7, 2010, amending the Merger Agreement (15)
2.4	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated December 23, 2010, amending the Merger Agreement (16)
2.5	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated March 14, 2011, amending the Merger Agreement (17)

Exhibit No.	Document
2.6	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated May 17, 2011, amending the Merger Agreement (18)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment, filed with Nevada Secretary of State March 11, 2008 (13)
3.3	Certificate of Amendment, filed with Nevada Secretary of State July 7, 2009 (3)
3.4	Certificate of Change filed with Nevada Secretary of State May 26, 2010 (4)
3.4	Bylaws (2)
10.1	Property Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)
10.2	Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)
10.3	Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008 (5)
10.4	Letter Agreement dated July 14, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (6)
10.5	Assignment, Conveyance and Bill of Sale between Mainland Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008 (7)
10.6	Agreement dated August 4, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (3)
10.7	Option Agreement between Mainland Resources Inc. and Westrock Land Corp. dated September 4, 2008 (3)
10.8	Agreement between Mainland Resources Inc. and VCS Group Inc. dated February 11, 2009(3)
10.9	Senior Secured Bridge Loan by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the Lenders Signatory thereto, dated August 10, 2009 (8)
10.10	Executive Services Agreement between Mainland Resource, Inc. and Michael J. Newport, dated September 22, 2009 (9)
10.11	Executive Services Agreement between Mainland Resource, Inc. and Mark N. Witt, dated September 22, 2009 (10)
10.12

Senior Secured Advancing Line of Credit Agreement dated October 16, 2009 by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the financial institutions from time to time party thereto (11)

10.13	Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC (11)
10.14	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009 (11)
10.15	Purchase Agreement by and between Mainland Resources, Inc. and EXCO Operating Company, LP, dated March 12, 2010 (12)
10.16	Option Agreement between Mainland Resources, Inc. and Westrock Land Corp., dated June 22, 2009, as amended September 28, 2009 (13)

Exhibit No.	Document
10.17	Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)
10.18	Operating Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)
10.19	Executive Services Agreement with Nicholas Atencio dated August 23, 2010 (16)
10.20	Promissory Note between Mainland Resources, Inc. (as Lender) and American Exploration Corporation (as Borrower), dated September 27, 2010 (14)
10.21	Amendment No. 1 to Promissory Note (15)
10.22	Amendment No. 2 to Promissory Note *
10.23	Amendment No. 3 to Promissory Note *
14.1	Code of Conduct.(13)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial *
99.1	Report from Ryder Scott Company, L.P., dated May 11, 2010 (reissued September 7, 2010) (19)
99.2	Report from Ryder Scott Company, L.P., dated December 29, 2010.*

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
11.   Incorporated by reference from Form 8-K filed with the SEC on October 23, 2009.
12.   Incorporated by reference from Form 8-K filed with the SEC on March 19, 2010.
13.   Incorporated by reference from Form 10-K filed with the SEC on June 1, 2010.
14.   Incorporated by reference from Form 10-Q filed with the SEC on October 12, 2010.
15.   Incorporated by reference from Form 10-Q filed with the SEC on January 10, 2011.
16.   Incorporated by reference from Form 8-K filed with the SEC on August 26, 2010.
17.   Incorporated by reference from Form S-4/A filed with the SEC on March 18, 2011.
18.   Incorporated by reference from Form 8-K filed with the SEC on May 20, 2011.
19.   Incorporated by reference from Form 10-K/A filed with the SEC on November 10, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINLAND RESOURCES INC.

By:       "Michael J. Newport"
             Michael J. Newport
             President, CEO and Director
             Date: June 1, 2011

By:       "William Thomas"
             William Thomas
             CFO, Treasurer and Director
             Date: June 1, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       "Michael J. Newport"
             Michael J. Newport
             President, CEO and a Director
             Date: June 1, 2011

By:       "William Thomas"
             William Thomas
             CFO, Treasurer and a Director
             Date: June 1, 2011

By:       "Peter Wilson"
             Peter Wilson
             Vice President Corporate Development and a Director
             Date: June 1, 2011

By:       "Gerry Jardine"
             Gerry Jardine
             Director
             Date: June 1, 2011