Form 10-Q
period 2011-05-31
MAINLAND RESOURCES INC.
filed 2011-07-18
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  80,969,502 shares of common stock as of July 15, 2011.

MAINLAND RESOURCES, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

May 31, 2011

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended February 28, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Mainland Resources, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim financial statements for the three months ended May 31, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim financial statements follow the same accounting policies and methods of their application as our Company's audited annual financial statements for the year ended February 28, 2011. All adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with our Company's audited annual financial statements as of and for the year ended February 28, 2011.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

 May 31,
2011

 February 28,
2011

(Unaudited)

(Audited)

ASSETS

CURRENT ASSETS

Cash

$ 7,204

$ 62,978

Promissory Note Receivable (Note 4)

62,979

60,000

Prepaid expenses

19,817

38,216

Total current assets

90,000

161,194

OIL AND GAS PROPERTIES (Note 3)

Unproved

14,773,801

14,685,943

Total Oil and Gas Properties

14,773,801

14,685,943

TOTAL ASSETS

$ 14,863,801

$ 14,847,137

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities

$ 3,411,355

$ 3,254,785

Drilling advances (Note 3)

124,773

48,745

Promissory note payable -related party (Note 8)

960,000

652,500

TOTAL CURRENT LIABILITIES

4,496,128

3,956,030

CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 6)

Common stock, 600,000,000 shares authorized with $0.0001 par value

Issued and outstanding - 80,969,502 common shares

(February 28, 2011 - 80,969,502)

8,097

8,097

Additional paid-in-capital

23,488,984

23,488,984

Deficit accumulated during exploration stage

(13,129,408)

(12,605,974)

TOTAL STOCKHOLDERS' EQUITY

10,367,673

10,891,107

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY

$ 14,863,801

$ 14,847,137

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

 Three months
 Ended
May 31,

 Three months
 Ended
May 31,

 Inception
(May 12, 2006) to May 31,

2011

2010

2011

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting Fees

$ 126,380

$ 91,418

$ 1,372,646

Management- related party (Note 8)

161,306

169,959

1,184,890

Marketing expenses

-

596,492

2,094,124

Office and general

62,678

84,494

624,996

Professional fees

147,090

318,506

1,769,594

Salary expense (Note 7)

-

2,592,530

18,270,580

489,497

3,853,399

25,316,830

NET OPERATING LOSS

(489,497)

(3,853,399)

(25,316,830)

OTHER ITEMS

Interest income

2,979

4,254

27,517

Interest expense

(28,959)

-

(28,959)

Gain on settlement of debt

-

-

33,239

Loss on abandonment on option deposit (Note 3)

-

-

(1,300,000)

NET LOSS BEFORE INCOME TAX

(523,434)

(3,849,145)

(26,585,033)

Federal income tax benefit from continuing operations

-

-

2,600,000

LOSS FROM CONTINUING OPERATIONS

(523,434)

(3,849,145)

(23,985,033)

DISCONTINUED OPERATIONS ( Note 9)

Income/(loss) from discontinued operations

-

(192,875)

101,899

Gain on disposal of discontinued operations, net of tax expense of $2,600,000

-

10,753,726

10,753,726

INCOME FROM DISCONTINUED OPERATIONS

-

10,560,851

10,855,625

NET INCOME (LOSS) FOR THE PERIOD

$ (523,434)

$ 6,711,706

$ (13,129,408)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

From continuing operations

$ (0.01)

$ (0.05)

From discontinued operations

0.00

0.13

$ 0.01

$ 0.08

 WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC

80,969,502

80,969,502

 WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - DILUTED

80,969,502

81,248,379

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

 Three months
 Ended
May 31,

 Three months
 Ended
May 31,

 Inception
(May 12, 2006) to May 31,

2011

2010

2011

(unaudited)

(unaudited)

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations

$ (523,434)

$ (3,849,145)

$ (13,129,408)

Less: (income) loss from discontinued operations

-

10,560,851

(10,855,625)

Adjustments to reconcile net loss to net cash used in operating activities:

- Income tax benefit

-

-

(2,600,000)

- Non-cash mineral property losses (recoveries)

-

-

1,271,201

- Stock-based compensation (Note 7)

-

2,592,530

18,270,580

- Non-cash consulting fees (Note 6)

-

-

16,125

- Donated services and expenses

-

-

14,420

CHANGES IN OPERATING ASSETS AND LIABILITIES

- Accrued interest income

(2,979)

-

(2,979)

- Prepaid expenses

18,399

(26,882)

(19,817)

- Accounts payable and accrued liabilities

156,570

(521,605)

535,443

- Drilling advances

76,028

859,766

124,773

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

(275,416)

9,615,515

(6,375,287)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in oil and gas property

(87,858)

(602,632)

(11,847,089)

Promissory note receivable advances

-

-

(60,000)

Deposit on properties

-

-

(1,300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES

(87,858)

(602,632)

(13,207,089)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on sale of common stock

-

-

3,988,516

Proceeds from exercised warrants

-

-

1,153,000

Promissory note payable - related party, net

307,500

-

960,000

Advances from related party

-

-

83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES

307,500

-

6,184,755

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS

Net cash provided by operating activities

-

11,251,518

22,731,637

Net cash provided by investing activities

-

(1,410,227)

(9,326,812)

Net cash provided by financing activities

-

(10,278,485)

-

NET CASH PROVIDED BY (USED IN) DISCOUNTINUED OPERATIONS

-

(437,194)

13,404,825

INCREASE (DECREASE) IN CASH

(55,774)

8,575,689

7,204

CASH, BEGINNING OF PERIOD

62,978

610,124

-

CASH, END OF PERIOD

$ 7,204

$ 9,185,813

$ 7,204

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest

$ -

$ 175,458

$ 201,159

Cash paid for income taxes

$ -

$ -

$ -

Common stock issued for acquisition of mineral property

$ -

$ -

$ 4,440

Common stock issued for consulting fees

$ -

$ -

$ 16,125

Common stock issued for satisfaction of liability

$ -

$ -

$ 50,000

Oil and gas properties acquired through change in A/P

$ (478,297)

$ -

$ 2,397,615

Donated services and rent

$ -

$ -

$ 14,420

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

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

Going concern

The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of February 28, 2011, the Company has an accumulated deficit during the exploration stage of $13,129,408.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing.  During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during fiscal 2010, 1,729,500 warrants were exercised at $0.67 for net proceeds to the company of $1,153,000. In fiscal 2011, the Company raised $650,000 through a promissory note (refer to Note 8).  During the current period, a further $310,000 was raised under the same promissory note.  On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. During fiscal 2011, the entire outstanding balance owed on the secured line of credit was repaid from the sale of assets (refer to Note 3 and 5).

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

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

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of May 31, 2011, there have been no asset retirement obligations recorded.

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

MAY 31, 2011

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of May 31, 2011, the Company's cash and cash equivalents do not exceed federally insured limits.

Earnings (loss) per common share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company.  Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive. Using the treasury stock method, there were no diluted shares.

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

Income taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  At May 31, 2011, the Company has a current income tax liability of $Nil. The original balance of $2,600,000 recorded during fiscal 2011 was attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP which has been fully offset by deductible exploration costs incurred on the drilling of the Burkley-Phillips #1 well in Mississippi (see Notes 3 and 9).

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

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES

East Holly Prospect

On February 27, 2008, the Company entered into an option agreement (the "Option Agreement") with Kingsley Resources, Inc. ("Kingsley"), pursuant to which the Company acquired all the right, title and interest Kingsley had in and to certain leasehold estates in the state of Louisiana ("the Leases") which were the subject of a purchase agreement dated December 11, 2007, and modified February 1, 2008 (collectively, the "Leasehold Purchase Agreement") between Kingsley and Permian Basin Acquisition Fund ("Permian"), pursuant to which Kingsley had the right to acquire the sub-surface rights provided for in the Leases.  In order to complete the acquisition of the Leases the Company was required to pay $100,000 on April 2, 2008 to Kingsley and assume all of Kingsley's obligations under the Leasehold Purchase Agreement.  On March 14, 2008, the Company completed the Option agreement and the Leasehold Purchase Agreement at a total cost of $687,596, which includes the $100,000 that was paid on April 2, 2008, for approximately 2,551 net acres. The property was included in the April 2010 sale to EXCO Operating Company LP.

On December 21, 2009, the Company acquired, under its agreement with Petrohawk, an additional 159.3 net acres for $412,985 and on December 23, 2009 the Company also acquired an additional 51.96 net acres in conjunction with Petrohawk for $94,731 within the Cotton Valley/Haynesville trend in the State of Louisiana. The property was included in the April 2010 sale to EXCO Operating Company LP.

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

Griffiths 11- #1

The first well under the Petrohawk Agreement, the Griffiths 11- #1, began drilling in October 2008.  The well commenced production at the end of January 2009. The Company owned a 40% working interest in the well. The property was included in the April 2010 sale to EXCO Operating Company LP.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Stevenson Douglas LLC. 16 - #1

The second well under the Petrohawk Agreement, the Steven Douglas LLC 16 - #1, began drilling in April 2009. The well commenced production in March, 2010. The Company owned a 19.09% working interest in the well. The property was included in the April 2010 sale to EXCO Operating Company LP.

Dehan 15 - #1-H

The third well under the Petrohawk Agreement, the Dehan 15 - #1-H, began drilling in May 2009. The well commenced production in August 2009. The Company owned a 25.73% working interest in the well. The property was included in the April 2010 sale to EXCO Operating Company LP.

International Paper 12H-1

The fourth well under the Petrohawk Agreement, the International Paper 12-#1H commenced production in April 2010. The Company owned a 20.58% working interest in the well. The property was included in the April 2010 sale to EXCO Operating Company LP.

Paul Little 7H-#1

The fifth well under the Petrohawk Agreement, the Paul Little 7H-#1.  Drilling was completed in May 2010 and commenced production in 2010.  The Company owned a 20.54% working interest in the well. The property was included in the April 2010 sale to EXCO Operating Company LP.

Exco Operating Company, LP - Sale

On April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP, a wholly owned subsidiary of EXCO Resources, for $28,159,604 effective January 1, 2010.  The Company has sold its 40% working interest in all rights deeper than the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation and includes all of the Company's producing wells as described above) in the East Holly Field.  The Company continues to own a 100% interest in all rights above this depth and specifically, in the Cotton Valley, Hosston and Upper Bossier sections.

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

MAY 31, 2011

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

Burkley-Phillips No.1

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

MAY 31, 2011

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Western Mississippi Prospect

On August 3, 2010 the Company acquired a 100% working interest in 1,258 net acres in western Mississippi within the same general geological region as the Buena Vista Project in Jefferson County, Mississippi at a cost of $105,746.

The Company's Oil and Gas properties are made up as follows:

 May 31,
2011

February 28, 2011

Oil and Gas Properties:

Proved, subject to depletion

$ -

$ -

Unproved, not subject to depletion

14,773,801

14,685,943

14,773,801

14,685,943

Accumulated depletion

-

-

Total Oil and Gas Properties

$ 14,773,801

$ 14,685,943

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

 Acquisition
Costs

 Development
Costs

Total

Balance, February 29, 2010

$ 3,534,436

$ -

$ 3,534,436

Incurred during the period

11,151,507

-

11,151,507

Balance, February 28, 2011

14,685,943

-

14,685,943

Incurred during the period

87,858

-

87,858

Balance, May 31, 2011

$ 14,773,801

$ -

$ 14,773,801

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

MAY 31, 2011

(Unaudited)

NOTE 4 - PLAN OF MERGER (continued)

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

On September 27, 2010, the Company approved an unsecured promissory loan of $60,000 to AEC. The note had an original maturity date of December 31, 2010 and an interest rate of 12% per annum. The maturity date of this loan was extended to August 31, 2011.  As of May 31, 2011, a total of $2,979 of interest has been accrued in connection with this loan.

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

MAY 31, 2011

(Unaudited)

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

MAY 31, 2011

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

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt, the Chief Financial Officer/Treasurer of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company would pay Mr. Witt a monthly salary of $10,000; (ii) the Company would grant an aggregate of 3,000,000 stock options (the "Stock Options") to Mr. Witt under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 7 - STOCK OPTION PLAN (continued)

duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options would vest when the Company successfully raised equity funding in the amount of $10,000,000 and (b) 500,000 Stock Options would vest when the Company completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 500,000 Stock Options would vest at the one year anniversary date of the Trading Date, and (d) 500,000 Stock Options would vest at the second year anniversary date of the Trading Date. The exercise price at each vesting date would be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. On March 23, 2010 Mr. Witt resigned as the Chief Financial Officer/Treasurer of the Company. Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt was paid a severance of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 500,000 common stock options, exercisable for two years at an exercise price of $1.25 per share..

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

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 7 - STOCK OPTION PLAN (continued)

As approved by the Board of Directors, on March 18, 2010, the Company granted a total of 1,000,000 stock options to a consultant of the Company at $1.15 per share for terms of ten years with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 100,000 Stock Options vesting immediately on effective date (b) 200,000 Stock Options vesting 90 days after effective date, (c) 200,000 Stock Options vesting 180 days after effective date and (d) 500,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"). The total fair value of the initial 100,000 options as of March 18, 2010 was estimated at $99,660 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.44%, a dividend yield of 0% and expected volatility of 111.2% and was recorded as a stock based compensation expense in 2011. The total fair value of the second tranche of 200,000 options as of June 16, 2010 was estimated at $183,200 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.06%, a dividend yield of 0% and expected volatility of 98.3% and was recorded as a stock based compensation expense in fiscal 2011. The total fair value of the third tranche of 200,000 options as of September 14, 2010 was estimated at $75,180 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.43%, a dividend yield of 0% and expected volatility of 219.0% and was recorded as a stock based compensation expense in fiscal 2011.

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

On February 2, 2011, the Company granted a total of 1,350,000 stock options to a consultant of the Company at $0.75 per share for a term of 10 years.  The total fair value of these options at the date of grant was estimated at $1,085,265 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.10%, a dividend yield of 0% and expected volatility of 107.4% and was recorded as a stock based compensation expense in fiscal 2011.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 7 - STOCK OPTION PLAN (continued)

The Company's stock option activity for the period ended May 31, 2011 is summarized as follows:

Number of Options

 Weighted average exercise
Price per share

 Weighted average remaining
In contractual life (in years)

Balance, February 28, 2010

7,000,000

$ 1.19

8.49

Granted

6,300,000

1.02

-

Exercised

-

-

-

Expired / cancelled

(200,000)

1.40

-

Balance, February 28, 2011

13,100,000

1.10

8.06

Granted

-

-

-

Exercised

-

-

-

Expired/cancelled

-

-

-

Balance, May 31, 2011

13,100,000

$ 1.10

7.81

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid a total of $161,306 in management fees to officers and directors of the Company for the three months ended May 31, 2010 (2010 - $169,959).

The Company has paid $20,160 to an officer and director of the Company to provide office space and office services for the period ended May 31, 2011 (2010 - $Nil).

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

MAY 31, 2011

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

Effective August 23, 2010, the Board of Directors authorized the execution of a two-year executive service agreement with Nicholas W. Atencio, the Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Atencio a monthly salary of $25,000; (ii) the Company would grant an aggregate of 3,500,000 stock options (the "Stock Options") to Mr. Atencio under its 2010 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options shall vest on the effective date of the executive services agreement at an exercise price of $0.44 per share and (b) a further 750,000 Stock Options would vest upon successful completion by the Company during the term of the executive agreement of an equity or debt financing of at least $5 million and (c) a further 750,000 Stock options would vest upon successful closing by the Company during the term of the executive services agreement of an agreement with any third party investing equity partner which allows for the initiation of drilling on the Cotton Valley/Hosston formations in the East Holly Field located in Louisiana and (d) a further 500,000 Stock Options would vest when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange

During fiscal 2011, a shareholder advanced $650,000 to the Company pursuant to a Demand secured Promissory Note which bears interest at 10% per annum.  During the three months ended May 31, 2011, the shareholder advanced a further $310,000 on the same terms.  As at May 31, 2011, accrued interest was $28,959 which has been included in accounts payable and accrued liabilities.  The Demand Secured Promissory Note had a due date of June 30, 2011.  The due date was subsequently extended to July 31, 2011.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

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

 February 28,
2010

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

MAY 31, 2011

(Unaudited)

NOTE 9 - DISCONTINUED OPERATIONS (continued)

For all periods presented, the results of the Company represent the results related to the disposed of wells, related properties and financing activities as discontinued operations.  A summary of the components of the results of discontinued operations is as follows:

Three Months Ended May 31,

 Inception
(May 12, 2006) to May 31,

2011

2010

2011

REVENUES

Oil and gas revenue

$ -

$ -

$ 2,924,179

GENERAL AND ADMINISTRATIVE EXPENSES

Operating costs and taxes

-

10,417

816,598

Depletion Allowance

-

-

1,147,465

Mineral property costs

-

-

14,510

-

10,417

2,000,387

NET OPERATING INCOME (LOSS)

-

(10,417)

923,792

OTHER ITEMS

Interest expense

-

(172,458)

(373,617)

Finance costs

-

(10,000)

(448,276)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

$ -

$ (192,875)

$ 101,899

NOTE 10 -CONTINGENCIES

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

NOTE 11 -SUBSEQUENT EVENTS

On August 23, 2010, the Company entered into an Executive Services Agreement with Mr. Atencio.  Pursuant to the terms of the Executive Services Agreement, Mr. Atencio agreed to serve as Chief Executive Officer of the Company for an initial term of two years, renewable automatically unless terminated in accordance with the terms of the Executive Services Agreement. As of February 14, 2011 Mr. Atencio resigned as Chief Executive Officer and as a director of our Company. Subsequent to his resignation, he continued to serve our Company as a technical consultant on terms consistent with his Executive Services Agreement.  On June 3, 2011, the Company determined to terminate the Executive Services Agreement with an effective termination date of July 3, 2011.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

(Unaudited)

NOTE 11 -SUBSEQUENT EVENTS (continued)

On June 2, 2011, R& R Rentals and Hotshot, Inc. ("R&R Rentals") filed a complaint against Mainland in the county court of the second judicial district of Jones County, Mississippi.  R&R Rentals, which alleges that it is engaged in the business of furnishing equipment and services for use in oilfield work, alleges that it furnished certain goods, equipment and services to Mainland with a value of $73,500.  R&R Rentals is seeking a judgment for $73,500 plus $24,500 as attorney fees.  Mainland intends to consult with local counsel in Mississippi and defend this matter.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended May 31, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" below.

Overview of our Business

We are a natural resource exploration company engaged in the exploration, acquisition and development of oil and gas properties in North America.  We are currently focused on our interests in oil and gas prospects located in Louisiana and Mississippi.

Until April 22, 2010, acting primarily through our joint venture with Petrohawk, we had been concentrating on exploring and developing certain natural gas leases covering approximately 2,904 net acres in the East Holly Field of De Soto Parish, in the State of Louisiana.  In early 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources (NYSE - XCO), of our interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604.  This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our Company's right, title and interest 100 feet below the base of the Cotton Valley formation in the East Holly Field.  The base of the Cotton Valley formation has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation.

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

Plan of Operations

We have entered into a Merger Agreement and Plan of Merger with American Exploration Corporation ("American Exploration") dated as of March 22, 2010, as amended (the "Merger Agreement"), pursuant to which American Exploration will be merged with and into our Company (the "Merger"), with our Company as the surviving company of the Merger.  The Merger Agreement represents our agreement with American Exploration to combine our businesses and ownership of the Buena Vista Prospect.

If the Merger is completed, each share of American Exploration's common stock at the effective time of the Merger will be exchanged for 0.25 common shares of Mainland.  Based on the estimated number of shares of Mainland issued and outstanding on the record date, Mainland expects to issue approximately 15,068,033 common shares to American Exploration stockholders in the Merger.  We estimate that immediately after the effective time of the Merger, former stockholders of American Exploration will hold common shares of Mainland representing approximately 15.6% of the then-outstanding common shares of Mainland.

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

Results of Operations

The following table sets forth our results of operations from inception on May 12, 2006 to May 31, 2011 as well as for the three month periods ended May 31, 2011 and 2010.

Three months ended May 31,

Inception (May 12, 2006) to May 31,

2011

2010

2011

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting fees (Note 6)

$ 126,380

$ 91,418

$ 1,372,646

Management fees - related party (Note 8)

161,306

169,959

1,184,890

Marketing expenses

-

596,492

2,094,124

Office and general

62,678

84,494

624,996

Professional fees

147,090

318,506

1,769,593

Salary expense (Note 7)

-

2,592,530

18,270,580

489,497

3,853,399

25,316,830

NET OPERATING LOSS

(489,497)

(3,853,399)

(25,316,830)

OTHER ITEMS

Gain on settlement of debt

-

-

33,239

Interest expense

(28,959)

-

(28,959)

Interest income

2,979

4,254

27,517

Loss on abandonment of option deposit (Note 3)

-

-

(1,300,000)

LOSS BEFORE INCOME TAX

(523,434)

(3,849,145)

(26,585,033)

      Federal income tax benefit from continuing
operations

-

-

2,600,000

 INCOME/(LOSS) FROM CONTINUING
OPERATIONS

(523,434)

(3,849,145)

(23,985,033)

 DISCONTINUED OPERATIONS
(Note 9)
     Income (loss) from discontinued operations
     Gain on disposal of discontinued
operations, net of tax expense of $2,600,000

-

-

(192,875)

10,753,726

101,899

10,753,726

INCOME FROM DISCONTINUED OPERATIONS

-

10,560,851

10,855,625

NET INCOME (LOSS) FOR THE PERIOD

$ (523,434)

$ 6,711,706

$ (13,129,408)

BASIC AND DILUTED LOSS PER COMMON SHARE -CONTINUING OPERATIONS

$ (0.01)

$ (0.05)

BASIC AND DILUTED INCOME PER COMMON SHARE - DISCONTINUED OPERATIONS

$ -

$ 0.13

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

$ (0.01)

$ 0.08

 BASIC AND DILUTED WEIGHTED
     AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

80,969,502

80,969,502

Three Months Ended May 31, 2011 Compared to Three Months Ended May 31, 2010

We did not generate any revenue during the three months ended May 31, 2011 or May 31, 2010.

During the three months ended May 31, 2011, we incurred general and administrative expenses of $489,497 compared to $3,853,399 incurred during the three months ended May 31, 2010.  These general and administrative expenses included the following:

  consulting fees of $126,380 during the three months ended May 31, 2011 (2010 - $91,418), which increased in 2011 as we ramped up consulting services while conducting our drilling program;

  management fees of $161,306 during the three months ended May 31, 2011 (2010 - $169,959);

  office and general expenses of $62,678 during the three months ended May 31, 2011 (2010 - $84,494);

  professional fees of $147,090 during the three months ended May 31, 2011 (2010 - $318,506), which increased in 2010 due to our expanded exploration program in Mississippi, and the proposed merger with American Exploration;

Our general and administrative expenses incurred during the three months ended May 31, 2011 compared to the three months ended May 31, 2010 decreased primarily due to lower salary expense and marketing.

As a result of the above, our net operating loss during the three months ended May 31, 2011 was $(489,497) compared to a net operating loss of $(3,853,399) during the three months ended May 31, 2010.

During the three months ended May 31, 2011, we recorded other income in the amount of $2,979, consisting of interest income (2010 - $4,254) and $28,959 of interest expense (2010 - $0).  As a result, our loss from continuing operations for the three months ended May 31, 2011 was $(523,434) (2010 - $(3,849,145)

During the three months ended May 31, 2011, income/loss from discontinued operations was Nil (2010 - $10,560,851 income from discontinued operations).  As a result, our net loss for the three months ended May 31, 2011 was $(523,434) (2010 - net income of $6,711,706.

Liquidity And Capital Resources

As of May 31, 2011, we had total current assets of $90,000 and total current liabilities of $4,496,128 resulting in a working capital deficit of $(4,406,128).  At May 31, 2011, our current assets were comprised of $7,204 in cash, $62,979 in promissory note receivable and $19,817 in prepaid expenses.  At May 31, 2011, current liabilities were comprised of accounts payable and accrued liabilities of $3,411,355, promissory notes payable of $960,000 and drilling advances of $124,773.

Additional funding will be required to complete our 2011 operations program and to complete the merger with American Exploration.  We anticipate that we will receive this funding from a variety of methods, including private placements of equity and/or debt instruments, entering into joint venture transactions with third parties, mezzanine financing, and cash flows from any successful wells.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of May 31, 2011 and February 28, 2011:

 As of
May 31, 2011
(Unaudited)

 As of
February 28, 2011

Cash

$

7,204

$

62,978

Working capital surplus (deficit)

$

(4,406,128)

$

3,794,836

Cash Flows from Operating Activities

For the three months ended May 31, 2011, net cash from operating activities was $(275,416).  For the three months ended May 31, 2010, net cash provided by operating activities was $9,615,515.

Cash Flows From Investing Activities

For the three months ended May 31, 2011, net cash flows used in investing activities was $87,858, consisting solely of investment in oil and gas property.

Cash Flows From Financing Activities

Historically, we have financed our operations primarily from either the issuance of equity or debt instruments.

For the three months ended May 31, 2011, net cash provided by financing activities was $307,500 compared to $Nil for the three months ended May 31, 2010.  Cash flows provided by financing activities in 2011 consisted of proceeds from related party promissory notes issuance.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of equity and/or debt securities.  Our working capital requirements are expected to increase in line with the growth of our business.

Critical Accounting Policies and Estimates

Our interim financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Basis of Presentation

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.  Such adjustments could be material.  These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States.

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

Concentrations of Credit Risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of May 31, 2011, our Company's cash and cash equivalents did not exceed federally insured limits.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of our Company.  Where applicable, dilutive loss per share is equal to that of basic loss per share as the effects of stock options and warrants have been excluded as they are anti-dilutive. Using the treasury stock method, there were no diluted shares.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at May 31, 2011, the Company has no current income tax liability which is attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP offset by deductions for exploration expenditures on the Burkley-Phillips well(see Notes 3 and 9).

Stock-based Compensation

Our Company has adopted FASB ASC 718-10, "Compensation-Stock Compensation", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Michael J. Newport (being our principal executive officer), and our Chief Financial Officer, William Thomas (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Chief Executive Officer and Chief Financial Officer have concluded that our Company's disclosure controls and procedures were effective as of May 31, 2011.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We are an exploration stage oil and gas company with a history of operating losses.  We expect to continue to incur losses in the foreseeable future, and may never be profitable.  Although our Company has realized revenues in prior operations, as of May 31, 2011, we have an accumulated deficit during the exploration stage of $13,129,408.  Further, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases on April 22, 2010, with an effective date of January 1, 2010, and we no longer have interests in any producing oil and gas properties.  Accordingly, we do not expect positive cash flow from operations in the foreseeable future.

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

2.4

Amending Agreement dated December 23, 2010, further amending Merger Agreement(16)

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

10.1

Property Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)

10.2

Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)

10.3

Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008(5)

Exhibit No.

Document

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

10.19

Executive Services Agreement with Nicholas Atencio dated August 23, 2010, dated August 23, 2010 (14)

10.20

Promissory Note between Mainland Resources, Inc. (as Lender) and American Exploration Corporation (as Borrower), dated September 27, 2010 (15)

10.21

Amendment to Promissory Note, dated December 23, 2010(16)

10.22

Amendment No. 2 to Promissory Note (19)

10.23

Amendment No. 3 to Promissory Note (19)

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

16.   Incorporated by reference from Form 10-Q filed with the SEC on January 10, 2011.

17.   Incorporated by reference from Form S-4/A filed with the SEC on March 18, 2011.

18.   Incorporated by reference from Form 8-K filed with the SEC on May 20, 2011.

19.   Incorporated by reference from Form 10-K filed with the SEC on June 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MAINLAND RESOURCES INC.

 Dated:  July 15, 2011

 By:       /s/ Michael J. Newport
Michael J. Newport, Chief Executive Officer

 Dated:  July 15, 2011

 By:       /s/ William D. Thomas
William D. Thomas, Chief Financial Officer