Form 10-Q
period 2011-08-31
MAINLAND RESOURCES INC.
filed 2011-10-24
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  80,969,502 shares of common stock as of October 21, 2011.

MAINLAND RESOURCES, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

August 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim financial statements of Mainland Resources, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Balance Sheets as of August 31, 2011 (unaudited) and February 28, 2011 (audited)

5

Unaudited Statements of Operations for the three months ended August 31, 2011 and 2010, the six months ended August 31, 2011 and 2010 and from inception (May 12, 2006) to August 31, 2011

6

Unaudited Statements of Cash Flows for the six months ended August 31, 2011 and 2010 and from inception (May 12, 2006) to August 31, 2011

7

Unaudited Notes to Financial Statements

9

It is the opinion of management that the unaudited interim financial statements for the six months ended August 31, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim financial statements follow the same accounting policies and methods of their application as our Company's audited annual financial statements for the year ended February 28, 2011. All adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with our Company's audited annual financial statements as of and for the year ended February 28, 2011.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

 August 31,
2011

 February 28,
2011

(Unaudited)

(Audited)

ASSETS

CURRENT ASSETS

Cash (Note 2)

$ 323,854

$ 62,978

Promissory note receivable (Note 4)

64,793

60,000

Prepaid expenses

20,624

38,216

Total current assets

409,271

161,194

OIL AND GAS PROPERTIES (Note 3)

Unproved

14,802,449

14,685,943

Total Oil and Gas Properties

14,802,449

14,685,943

TOTAL ASSETS

$ 15,211,720

$ 14,847,137

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities

$ 4,134,929

$ 3,254,785

Drilling advances (Note 3)

122,735

48,745

Promissory note payable -related party (Note 8)

1,005,000

652,500

TOTAL CURRENT LIABILITIES

5,262,664

3,956,030

CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Note 6)

Common stock, 600,000,000 shares authorized with $0.0001 par value

 Issued and outstanding - 80,969,502 common shares
(February 28, 2011 - 80,969,502)

8,097

8,097

Additional paid-in-capital

23,488,984

23,488,984

Deficit accumulated during exploration stage

(13,548,025)

(12,605,974)

TOTAL STOCKHOLDERS' EQUITY

9,949,056

10,891,107

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY

$ 15,211,720

$ 14,847,137

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

Three months ended August 31,

Six months ended August 31,

May 12, 2006 (inception) to August 31,

2011

2010

2011

2010

2011

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting fees (Note 6)

$ 72,525

$ 93,043

198,905

$ 184,461

$ 1,445,171

Management fees - related party (Note 8)

142,977

116,697

304,283

286,656

1,327,867

Marketing expenses

-

-

-

596,492

2,094,124

Office and general

53,242

68,211

115,920

152,705

678,238

Professional fees

99,288

231,271

246,379

549,778

1,868,883

Salary expense (Note 7)

-

654,649

-

3,964,450

18,270,580

368,032

1,163,871

865,487

5,734,542

25,684,863

NET OPERATING LOSS

(368,032)

(1,163,871)

(865,487)

(5,734,542)

(25,684,863)

OTHER ITEMS

Gain on settlement of debt

-

-

-

-

33,239

Interest income

1,818

7,328

4,797

11,492

29,335

Interest expense

(52,402)

-

(81,361)

-

(81,361)

Loss on abandonment of option deposit (Note 3)

-

-

-

-

(1,300,000)

NET LOSS BEFORE INCOME TAXES

(418,616)

(1,156,633)

(942,051)

(5,723,050)

(27,003,650)

Federal income tax benefit from continuing operations

-

1,000,000

-

1,000,000

2,600,000

LOSS FROM CONTINUING OPERATIONS

(418,616)

(156,633)

(942,051)

(4,723,050)

(24,403,650)

DISCONTINUED OPERATIONS (Note 9)

Income (loss) from discontinued operations

-

-

-

(192,875)

101,899

      Gain on disposal of discontinued Operations,
net of tax expense of $2,600,000

-

-

-

10,753,726

10,753,726

 INCOME(LOSS)
FROM DISCONTINUED OPERATIONS

-

-

-

10,560,851

10,855,625

NET INCOME (LOSS) FOR THE PERIOD

$ (418,616)

$ (156,633)

$ (942,051)

$ 5,837,801

$(13,548,025)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

From continuing operations

$ 0.00

$ 0.00

$ (0.01)

$ (0.06)

From discontinued operations

0.00

0.00

0.00

0.13

$ 0.00

$ 0.00

$ (0.01)

$ 0.07

 WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

80,969,502

80,969,502

80,969,502

80,969,502

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

 Six months
 Ended
August 31,

 Six months
 Ended
August 31,

 Inception
(May 12, 2006) to August 31,

2011

2010

2011

(unaudited)

(unaudited)

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the period

$ (942,051)

$ 5,837,801

$ (13,548,832)

Less: (income) loss from discontinued operations

-

(10,560,851)

(10,855,625)

Adjustments to reconcile net loss to net cash used in operating activities:

- Income tax benefit

-

(1,000,000)

(2,600,000)

- Non-cash mineral property losses

-

-

1,271,201

- Stock-based compensation (Note 7)

-

3,964,450

18,270,580

- Non-cash consulting fees (Note 6)

-

-

16,125

- Donated services and expenses

-

-

14,420

CHANGES IN OPERATING ASSETS AND LIABILITIES

- Accrued interest income

(4,793)

-

(4,793)

- Prepaid expenses

17,592

(47,924)

(20,624)

- Accounts payable and accrued liabilities

1,095,180

(217,494)

1,474,053

- Drilling advances

73,990

511,334

122,735

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

239,918

(1,512,684)

(5,859,953)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in oil and gas property

(331,542)

(3,843,110)

(12,090,773)

Promissory note receivable advances

-

-

(60,000)

Deposit on properties

-

-

(1,300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES

(331,542)

(3,843,110)

(13,450,773)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on sale of common stock

-

-

3,988,516

Proceeds from exercised warrants

-

-

1,153,000

Promissory note payable - related party, net

352,500

-

1,005,000

Advances from related party

-

-

83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES

352,500

-

6,229,755

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS

Net cash provided by operating activities

-

21,812,369

22,731,637

Net cash used in investing activities

-

(1,410,227)

(9,326,812)

Net cash used in financing activities

-

(10,278,485)

-

NET CASH PROVIDED BY DISCOUNTINUED OPERATIONS

-

10,123,657

13,404,825

INCREASE IN CASH

260,876

4,767,863

323,854

CASH, BEGINNING OF PERIOD

62,978

610,124

-

CASH, END OF PERIOD

$ 323,854

$ 5,377,987

$ 323,854

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Refer to Note 10)

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mainland Resources Inc. (the "Company") is an exploration stage enterprise as defined in FASB ASC 915 "Development Stage Entities". The Company was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration.  During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3).  The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States.   The Company began drilling its first well in October 2008 which was completed at the end of January 2009 and commenced production from the Haynesville Shale formation. Through April 2010, the Company had five wells at various stages of drilling, completion and production in the Haynesville Shale formation.  Subsequent to the period on April 22, 2010 the Company sold all its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana including the five producing wells (refer to Note 9).

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

Going concern

The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of August 31, 2011, the Company has an accumulated deficit during the exploration stage of $13,548,025.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.  To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing.  During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during fiscal 2010, 1,729,500 warrants were exercised at $0.67 for net proceeds to the Company of $1,153,000. In fiscal 2011, the Company raised $650,000 through a promissory note (refer to Note 8).  During the current period, a further $355,000 was raised under the same promissory note.  On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. During fiscal 2011, the entire outstanding balance owed on the secured line of credit was repaid from the sale of assets (refer to Note 3 and 5).

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

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

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of August 31, 2011, there have been no asset retirement obligations recorded.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of August 31, 2011, the Company's cash and cash equivalents do not exceed federally insured limits.  On August 30, 2011, $320,322 was received and is included in the Company's cash balance as at August 31, 2011.  This amount was paid out in full to EXCO on September 2, 2011.

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

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  At August 31, 2011, the Company has a current income tax liability of $Nil. The original balance of $2,600,000 recorded during fiscal 2011 was attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP which has been fully offset by deductible exploration costs incurred on the drilling of the Burkley-Phillips #1 well in Mississippi (see Notes 3 and 9).

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

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

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

AUGUST 31, 2011

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

During the period the Company received royalty payments from the operator of the Company's former Haynesville Shale properties in East Holly Field, DeSoto Parish, Louisiana.  These payments were made to the Company in error and should have been made to EXCO, the current owners of the properties.  On August 30, 2011, $320,322 was received and is included in the Company's cash balance as at August 31, 2011.  This amount was paid out in full to EXCO on September 2, 2011.

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

AUGUST 31, 2011

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

Buena Vista -Mississippi Haynesville/Bossier Prospect

On June 23, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acres subject to the Option Agreement. The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009 the Company paid an additional $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060. During fiscal 2010 the Company acquired approximately an additional 861 net acres for $122,376 and in fiscal 2011 the Company acquired approximately an additional 8,573 net acres at a cost of $556,258. The Company's total acreage as of August 31, 2011 is approximately 17,838 net acres, with net revenue interests ranging from 71.00% to 78.34%. Total cost to date of acquiring leases is $3,967,962.

Burkley-Phillips No.1

On July 21, 2010, the Company spud the first well, the Burkley-Phillips No. 1 well, on the Buena Vista Prospect. Drilling to a total depth of 22,000 ft was concluded on December 24, 2010. The well was logged, a core interval was cut and a thorough technical analysis of results was conducted.  The well is currently planned for completion in the second half of 2011.  The Company's working interest in the well is 72%. The Company will fund 90% of the well costs to earn its 72% interest in the well. Guggenheim Partners LLC will fund 10% of the well costs in order to earn an 8% working interest in the well.

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

AUGUST 31, 2011

(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (continued)

The Company's Oil and Gas properties are made up as follows:

 August 31,
2011

February 28, 2011

Oil and Gas Properties:

Proved, subject to depletion

$ -

$ -

Unproved, not subject to depletion

14,802,449

14,685,943

14,802,449

14,685,943

Accumulated depletion

-

-

Total Oil and Gas Properties

$ 14,802,449

$ 14,685,943

The following is a summary of the transactions involving the Company's unproven properties not subject to depletion:

 Acquisition
Costs

 Development
Costs

Total

Balance, February 29, 2010

$ 3,534,436

$ -

$ 3,534,436

Incurred during the period

11,151,507

-

11,151,507

Balance, February 28, 2011

14,685,943

-

14,685,943

Incurred during the period

116,506

-

116,506

Balance, August 31, 2011

$ 14,802,449

$ -

$ 14,802,449

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

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

(Unaudited)

NOTE 4 - PLAN OF MERGER (continued)

The merger is subject to various conditions, including approval of the respective stockholders of each of AEC and the Company, completion of fairness opinions by both parties and completion by each party to its satisfaction, due diligence investigation of the other party's business and affairs to determine the feasibility, economic or otherwise.  Both parties have obtained their respective fairness opinions. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval. The Merger Agreement is subject to termination by either party if certain conditions specified in the Merger Agreement are not satisfied at or before the "Termination Date," which was previously defined to mean May 31, 2011, or such later date as may be mutually agreed by the parties. Mainland and American Exploration have entered into an amending agreement dated August 18, 2011 which extends the Termination Date to October 31, 2011.

On September 27, 2010, the Company approved an unsecured promissory loan of $60,000 to AEC. The note had an original maturity date of December 31, 2010 and an interest rate of 12% per annum. The maturity date of this loan was extended to October 31, 2011.  As of August 31, 2011, a total of $4,793 of interest has been accrued in connection with this loan.

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

AUGUST 31, 2011

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

AUGUST 31, 2011

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

AUGUST 31, 2011

(Unaudited)

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

AUGUST 31, 2011

(Unaudited)

NOTE 7 - STOCK OPTION PLAN (continued)

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

AUGUST 31, 2011

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

The Company's stock option activity for the period ended August 31, 2011 is summarized as follows:

Number of Options

 Weighted average exercise
Price per share

 Weighted average remaining
In contractual life (in years)

Balance, February 28, 2010

7,000,000

$ 1.19

8.49

Granted

6,300,000

1.02

-

Exercised

-

-

-

Expired / cancelled

(200,000)

1.40

-

Balance, February 28, 2011

13,100,000

1.10

8.06

Granted

-

-

-

Exercised

-

-

-

Expired/cancelled

(500,000)

-

-

Balance, August 31, 2011

12,600,000

$ 1.10

7.56

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid a total of $304,283 in management fees to officers and directors of the Company for the six months ended August 31, 2011 (2010 - $286,656).

The Company has paid $40,320 to an officer and director of the Company to provide office space and office services for the period ended August 31, 2011 (2010 - $Nil).

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

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt, the Chief Financial Officer/Treasurer of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company would pay Mr. Witt a monthly salary of $10,000; (ii) the Company would grant an aggregate of 3,000,000 stock options (the "Stock Options") to Mr. Witt under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 1,500,000 Stock Options would vest when the Company successfully raised equity funding in the amount of $10,000,000 and (b) 500,000 Stock Options would vest when the Company completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 500,000 Stock Options would vest at the one year anniversary date of the Trading Date, and (d) 500,000 Stock Options would vest at the second

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

year anniversary date of the Trading Date. The exercise price at each vesting date would be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. On March 23, 2010 Mr. Witt resigned as the Chief Financial Officer/Treasurer of the Company. Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt was paid a severance of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 500,000 common stock options, exercisable for two years at an exercise price of $1.25 per share.

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

During fiscal 2011, a shareholder (the "Secured Party") advanced $650,000 to the Company pursuant to a Demand Secured Promissory Note which bears interest at 10% per annum.  During the six months ended August 31, 2011, the Secured Party advanced a further $355,000 on the same terms resulting in a total of $1,005,000 owing to this Secured Party.  In addition, as at August 31, 2011, accrued interest was $53,919 which has been included in accounts payable and accrued liabilities.  The Demand Secured Promissory Note had a due date of June 30, 2011.  The due date was subsequently extended to July 31, 2011 and has since expired on that date.  The Demand Secured Promissory Note is now due on demand.  The Company entered into a general security agreement with the Secured Party in connection with this Demand Secured Promissory Note, and pursuant to the terms of the general security agreement, the Company filed UCC-1 financing statements in Louisiana, Mississippi and Texas and a Personal Property Security Act filing in British Columbia.

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

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

AUGUST 31, 2011

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

838,412

Depletion Allowance

-

-

1,147,465

Mineral property costs

-

-

14,510

-

10,417

2,000,387

NET OPERATING INCOME (LOSS)

-

(10,417)

923,792

OTHER ITEMS

Interest expense

-

(172,458)

(373,617)

Finance costs

-

(10,000)

(448,276)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

$ -

$ (192,875)

$ 101,899

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

(Unaudited)

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company's supplemental cash flow information and non-cash investing and financing activities for the period are as follows:

Cash paid for interest

$ -

$ 172,458

$ 201,159

Cash paid for income taxes

$ -

$ -

$ -

Common stock issued for acquisition of mineral property

$ -

$ -

$ 4,440

Common stock issued for consulting fees

$ -

$ -

$ 16,125

Common stock issued for satisfaction of liability

$ -

$ -

$ 50,000

Oil and gas properties acquired through change in A/P

$ (215,036)

$ -

$ 2,660,876

Donated services and rent

$ -

$ -

$ 14,420

NOTE 11 -CONTINGENCIES

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

On June 2, 2011, R& R Rentals and Hotshot, Inc. ("R&R Rentals") filed a complaint against Mainland in the county court of the second judicial district of Jones County, Mississippi.  R&R Rentals, which alleges that it is engaged in the business of furnishing equipment and services for use in oilfield work, alleges that it furnished certain goods, equipment and services to Mainland with a value of $73,500.  R&R Rentals is seeking a judgment for $73,500 plus $24,500 as attorney fees.  On October 11, 2011, the court entered a judgment in favor of R&R Rentals for the principal sum of $73,500, attorneys' fees of $2,500, and interest on the principal amount of 4% per year from January 1, 2011.

On July 29, 2011, Frank's Casing Crew & Rental Tools, Inc. filed a complaint against the Company in the County Court of Jones County, Mississippi, First Judicial District, alleging that the Company owed Frank's Casing $42,454 for services rendered under an oral material and services contract, together with interest thereon at a rate of 1% per month since March 11, 2011.   The Company will review the claim and confirm the balance owing and discuss repayment options with the vendor.

On August 26, 2011, Richard E. Johnson, Inc. filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Johnson $97,464 for purchases of fuel by the Company from Johnson.  Johnson has also alleged that it is entitled to unspecified interest and attorneys fees.  The Company will review the claim and confirm the balance owing and discuss repayment options with the vendor.

In June and July 2011, five (5) liens were filed in the real property records of Jefferson County, Mississippi, against the Company's Buena Vista project relating to alleged payments owed by the Company to five creditors in an aggregate amount of approximately $1,155,000.   The Company anticipates the liens will be repaid from the proceeds of any financing or any participation of a joint venture partner in the Buena Vista prospect.  The aggregate amount of the liens is recorded in the Company's accounts payable.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended August 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended August 31, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" below.

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

Results of Operations

The following table sets forth our results of operations from inception on May 12, 2006 to August 31, 2011 as well as for the three month periods ended August 31, 2011 and 2010 and the six month periods ended August 31, 2011 and 2010.

Three months ended August 31,

Six months ended August 31,

May 12, 2006 (inception) to August 31,

2011

2010

2011

2010

2011

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting fees

$ 72,525

$ 93,043

198,905

$ 184,461

$ 1,445,171

Management fees - related party

142,977

116,697

304,283

286,656

1,327,867

Marketing expenses

-

-

-

596,492

2,094,124

Office and general

53,242

68,211

115,920

152,705

678,238

Professional fees

99,288

231,271

246,379

549,778

1,868,883

Salary expense

-

654,649

-

3,964,450

18,270,580

368,032

1,163,871

865,487

5,734,542

25,684,863

NET OPERATING LOSS

(368,032)

(1,163,871)

(865,487)

(5,734,542)

(25,684,863)

OTHER ITEMS

Gain on settlement of debt

-

-

-

-

33,239

Interest income

1,818

7,328

4,797

11,492

29,335

Interest expense

(52,402)

-

(81,361)

-

(81,361)

Loss on abandonment of option deposit

-

-

-

-

(1,300,000)

NET LOSS BEFORE INCOME TAXES

(418,616)

(1,156,633)

(942,051)

(5,723,050)

(27,003,650)

Federal income tax benefit from continuing operations

-

1,000,000

-

1,000,000

2,600,000

LOSS FROM CONTINUING OPERATIONS

(418,616)

(156,633)

(942,051)

(4,723,050)

(24,403,650)

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations

-

-

-

(192,875)

101,899

      Gain on disposal of discontinued Operations,
net of tax expense of $2,600,000

-

-

-

10,753,726

10,753,726

 INCOME(LOSS)
FROM DISCONTINUED OPERATIONS

-

-

-

10,560,851

10,855,625

NET INCOME (LOSS) FOR THE PERIOD

$ (418,616)

$ (156,633)

$ (942,051)

$ 5,837,801

$(13,548,025)

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

We did not generate any revenue during the three months ended August 31, 2011 or August 31, 2010.

During the three months ended August 31, 2011, we incurred general and administrative expenses of $368,032 compared to $1,163,871 incurred during the three months ended August 31, 2010.  These general and administrative expenses included the following:

  consulting fees of $75,525 during the three months ended August 31, 2011 (2010 - $93,043), which decreased in 2011 due to reduced drilling activity;

  management fees of $142,977 during the three months ended August 31, 2011 (2010 - $116,697), which increased in 2011 due to increased activity on funding and analysis of drilling results as well as completion planning;

  office and general expenses of $53,242 during the three months ended August 31, 2011 (2010 - $68,211);

  professional fees of $99,288 during the three months ended August 31, 2011 (2010 - $231,271), which decreased in 2011 due to reduced operations activity; and

  salary expense of $Nil during the three months ended August 31, 2011 (2010 - $654,649), which decreased in 2011 due to no new stock options being granted.

Our general and administrative expenses incurred during the three months ended August 31, 2011 compared to the three months ended August 31, 2010 decreased primarily due to lower salary expense and professional fees.

As a result of the above, our net operating loss during the three months ended August 31, 2011 was $(368,032) compared to a net operating loss of $(1,163,871) during the three months ended August 31, 2010.

During the three months ended August 31, 2011, we recorded interest income of $1,818 (2010 - $7,328), $(52,402) of interest expense (2010 - $Nil), and $Nil in federal income tax benefit from continuing operations (2010 - $1,000,000).  As a result, our loss from continuing operations and our net loss for the three months ended August 31, 2011 was $(418,616) (2010 - $(156,633)).

Six Months Ended August 31, 2011 Compared to Six Months Ended August 31, 2010

We did not generate any revenue during the six months ended August 31, 2011 or August 31, 2010.

During the six months ended August 31, 2011, we incurred general and administrative expenses of $865,487 compared to $5,734,542 incurred during the six months ended August 31, 2010.  These general and administrative expenses included the following:

  consulting fees of $198,905 during the six months ended August 31, 2011 (2010 - $184,461);

  management fees of $304,283 during the six months ended August 31, 2011 (2010 - $286,656);

  marketing expenses of $Nil during the six months ended August 31, 2011 (2010 - $596,492), which decreased in 2011 due to reduced operations activity;

  office and general expenses of $115,920 during the six months ended August 31, 2011 (2010 - $152,705);

  professional fees of $246,379 during the six months ended August 31, 2011 (2010 - $549,778), which decreased in 2011 due to reduced operations activity; and

  salary expense of $Nil during the six months ended August 31, 2011 (2010 - $3,964,450), which decreased in 2011 due to no new stock options being granted.

Our general and administrative expenses incurred during the six months ended August 31, 2011 compared to the six months ended August 31, 2010 decreased primarily due to lower salary expense, marketing expenses and professional fees.

As a result of the above, our net operating loss during the six months ended August 31, 2011 was $(865,487) compared to a net operating loss of $(5,734,542) during the six months ended August 31, 2010.

During the six months ended August 31, 2011, we recorded of interest income of $4,797 (2010 - $11,492), $(81,361) of interest expense (2010 - $Nil), and $Nil in federal income tax benefit from continuing operations (2010 - $1,000,000).  As a result, our loss from continuing operations for the six months ended August 31, 2011 was $(942,051) (2010 - $(4,723,050)).

During the six months ended August 31, 2011, loss from discontinued operations was $Nil (2010 - $(192,875)), and our gain on disposal of discontinued operations, net of tax expense, was $Nil (2010 - $10,753,726).  As a result, our net loss for the six months ended August 31, 2011 was $(942,051) (2010 - net income of $5,837,801).

Liquidity and Capital Resources

As of August 31, 2011, we had total current assets of $409,271 and total current liabilities of $5,262,664 resulting in a working capital deficit of $(4,853,393).  At August 31, 2011, our current assets were comprised of $323,854 in cash, $64,793 in promissory note receivable and $20,624 in prepaid expenses.  At August 31, 2011, current liabilities were comprised of accounts payable and accrued liabilities of $4,134,929, drilling advances of $122,735, and promissory notes payable of $1,005,000.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of August 31, 2011 and February 28, 2011:

 As of
August 31, 2011

 As of
February 28, 2011

Cash

$

323,854

$

62,978

Working capital surplus (deficit)

$

(4,853,393)

$

(3,794,836)

Cash Flows from Operating Activities

For the six months ended August 31, 2011, net cash from operating activities was $(239,918).  For the six months ended August 31, 2010, net cash used in operating activities was $(1,512,684).

Cash Flows From Investing Activities

For the six months ended August 31, 2011, net cash flows used in investing activities was $(331,542) (2010 - $(3,843,110)), consisting solely of investment in oil and gas property.

Cash Flows From Financing Activities

Historically, we have financed our operations primarily from either the issuance of equity or debt instruments.

For the six months ended August 31, 2011, net cash provided by financing activities was $352,500 compared to $Nil for the six months ended August 31, 2010.  Cash flows provided by financing activities in 2011 consisted of proceeds from related party promissory notes issuance.

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

Concentrations of Credit Risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of August 31, 2011, our Company's cash and cash equivalents did not exceed federally insured limits.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at August 31, 2011, the Company has no current income tax liability which is attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP offset by deductions for exploration expenditures on the Burkley-Phillips well (see Notes 3 and 9).

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Chief Executive Officer and Chief Financial Officer have concluded that our Company's disclosure controls and procedures were effective as of August 31, 2011.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

A complaint was filed in the second judicial district court in Washoe County, Nevada by Avasha Group, Ltd. ("Avasha") on November 18, 2009 (such complaint as amended November 23, 2009) against the Company and certain other unnamed defendants. Avasha alleges that on or about April 21, 2008, Avasha entered into a private placement subscription agreement with the Company to purchase 500,000 units from the Company (with each unit consisting of one share of the Company's common stock and one-half of one stock purchase warrant, together, the "Securities") for a total purchase price of $500,000. Avasha alleges that it paid such purchase price to the Company but the Securities were not delivered to Avasha. Avasha alleges that it is entitled to delivery of such Securities, as adjusted to take into account subsequent stock split(s) by the Company. Mainland believes that this claim is without merit and intends to vigorously defend this matter.  There has been no change in the status of this matter during the period covered by this report.

On June 2, 2011, R&R Rentals and Hotshot, Inc. filed a suit against the Company in the County Court of the Second Judicial District of Jones County, Mississippi, alleging that the Company owed Hotshot the principal sum of $73,500 and $24,500 as attorney fees and interest from and after January 1, 2011, in connection with services and equipment provided by Hotshot to the Company.  Hotshot filed a motion for summary judgment regarding this matter on July 26, 2011.  On October 11, 2011, the court entered a judgment in favor of Hotshot for the principal sum of $73,500, attorneys' fees of $2,500, and interest on the principal amount of 4% per year from January 1, 2011.

On July 29, 2011, Frank's Casing Crew & Rental Tools, Inc. filed a complaint against the Company in the County Court of Jones County, Mississippi, First Judicial District, alleging that the Company owed Frank's Casing $42,454 for services rendered under an oral material and services contract, together with interest thereon at a rate of 1% per month since March 11, 2011.

On August 26, 2011, Richard E. Johnson, Inc. filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Johnson $97,464 for purchases of fuel by the Company from Johnson.  Johnson has also alleged that it is entitled to unspecified interest and attorneys fees.

In addition, in June and July 2011, five (5) liens were filed in the real property records of Jefferson County, Mississippi, against the Company's Buena Vista project relating to alleged payments owed by the Company to five creditors in an aggregate amount of approximately $1,155,000.

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

We are an exploration stage oil and gas company with a history of operating losses.  We expect to continue to incur losses in the foreseeable future, and may never be profitable.  Although our Company has realized revenues in prior operations, as of August 31, 2011, we have an accumulated deficit during the exploration stage of $13,548,025.  Further, we sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases on April 22, 2010, with an effective date of January 1, 2010, and we no longer have interests in any producing oil and gas properties.  Accordingly, we do not expect positive cash flow from operations in the foreseeable future.

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

2.5

Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated March 14, 2011, amending the Merger Agreement (17)

2.6

Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated May 17, 2011, amending the Merger Agreement (18)

2.7

Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated August 18, 2011, amending the Merger Agreement (20)

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

10.11

Executive Service Agreement between Mainland Resource, Inc. and Mark N. Witt, dated September 22, 2009 (10)

10.12

Senior Secured Advancing Line of Credit Agreement dated October 16, 2009 by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the financial institutions from time to time party thereto (11)

Exhibit No.

Document

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

10.24

Amendment No. 4 to Promissory Note (21)

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

16. Incorporated by reference from Form 10-Q filed with the SEC on January 10, 2011.

17. Incorporated by reference from Form S-4/A filed with the SEC on March 18, 2011.

18. Incorporated by reference from Form 8-K filed with the SEC on May 20, 2011.

19. Incorporated by reference from Form 10-K filed with the SEC on June 1, 2011.

20. Incorporated by reference from Form 8-K filed with the SEC on August 24, 2011.

21. Incorporated by reference from Form S-4/A filed with the SEC on September 28, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MAINLAND RESOURCES INC.

 Dated:  October 24, 2011

 By:        "Michael J. Newport"
Michael J. Newport, Chief Executive Officer

 Dated:  October 24, 2011

 By:        "William D. Thomas"
William D. Thomas, Chief Financial Officer