Form 10-Q/A
period 2011-08-31
MAINLAND RESOURCES INC.
filed 2011-11-16
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-52782

MAINLAND RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	90-0335743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Waterway Avenue, Suite 300
The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

(281) 469-5990
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 80,969,502 shares of common stock as of October 21, 2011.

MAINLAND RESOURCES, INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2011

INDEX

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011 (the “Form 10-Q”), is to: (i) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T; (ii) amend the figure for the interest income for the three months ended August 31, 2010 to $7,238 from $7,328 in the Statements of Operations and under the results of operations in the management discussion and analysis section; (iii) amend the figure for the net income (loss) for the period from inception to August 31, 2011 to $(13,548,025) from $(13,548,832) in the Statements of Cash Flows; and (iv) amend the disclosure in Note 7 to the financial statements to correct the disclosure about Messrs. Michael J. Newport and Nicholas W. Atencio.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q other than as required to reflect the amendments set forth herein.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended February 28, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Mainland Resources, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

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

It is the opinion of management that the unaudited interim financial statements for the six months ended August 31, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2011. All adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended February 28, 2011.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS

	August 31,	February 28,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash (Note 2)	$323,854	$62,978
Promissory note receivable (Note 4)	64,793	60,000
Prepaid expenses	20,624	38,216

Total current assets	409,271	161,194

OIL AND GAS PROPERTIES (Note 3)
Unproved	14,802,449	14,685,943

Total Oil and Gas Properties	14,802,449	14,685,943

TOTAL ASSETS	$15,211,720	$14,847,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,134,929	$3,254,785
Drilling advances (Note 3)	122,735	48,745
Promissory note payable -related party (Note 8)	1,005,000	652,500

TOTAL CURRENT LIABILITIES	5,262,664	3,956,030

CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (Note 6)
Common stock, 600,000,000 shares authorized with $0.0001 par value Issued and outstanding – 80,969,502 common shares (February 28, 2011 – 80,969,502)	8,097	8,097
Additional paid-in-capital	23,488,984	23,488,984
Deficit accumulated during exploration stage	(13,548,025)	(12,605,974)

TOTAL STOCKHOLDERS’ EQUITY	9,949,056	10,891,107

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$15,211,720	$14,847,137

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

					May 12, 2006
					(inception) to
	Three months ended August 31,		Six months ended August 31,		August 31,
	2011	2010	2011	2010	2011

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting fees (Note 6)	$72,525	$93,043	198,905	$184,461	$1,445,171
Management fees – related party (Note 8)	142,977	116,697	304,283	286,656	1,327,867
Marketing expenses	-	-	-	596,492	2,094,124
Office and general	53,242	68,211	115,920	152,705	678,238
Professional fees	99,288	231,271	246,379	549,778	1,868,883
Salary expense (Note 7)	-	654,649	-	3,964,450	18,270,580

	368,032	1,163,871	865,487	5,734,542	25,684,863

NET OPERATING LOSS	(368,032)	(1,163,871)	(865,487)	(5,734,542)	(25,684,863)

OTHER ITEMS
Gain on settlement of debt	-	-	-	-	33,239
Interest income	1,818	7,238	4,797	11,492	29,335
Interest expense	(52,402)	-	(81,361)	-	(81,361)
Loss on abandonment of option deposit (Note 3)	-	-	-	-	(1,300,000)

NET LOSS BEFORE INCOME TAXES	(418,616)	(1,156,633)	(942,051)	(5,723,050)	(27,003,650)

Federal income tax benefit from continuing operations	-	1,000,000	-	1,000,000	2,600,000

LOSS FROM CONTINUING OPERATIONS	(418,616)	(156,633)	(942,051)	(4,723,050)	(24,403,650)

DISCONTINUED OPERATIONS (Note 9)
Income (loss) from discontinued operations	-	-	-	(192,875)	101,899
Gain on disposal of discontinued Operations, net of tax expense of $2,600,000	-	-	-	10,753,726	10,753,726
INCOME(LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	10,560,851	10,855,625

NET INCOME (LOSS) FOR THE PERIOD	$(418,616)	$(156,633)	$(942,051)	$5,837,801	$(13,548,025)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
From continuing operations	$0.00	$0.00	$(0.01)	$(0.06)
From discontinued operations	0.00	0.00	0.00	0.13
	$0.00	$0.00	$(0.01)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	80,969,502	80,969,502	80,969,502	80,969,502

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months	Inception
	Ended	Ended	(May 12, 2006)
	August 31,	August 31,	to August 31,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(942,051)	$5,837,801	$(13,548,025)
Less: (income) loss from discontinued operations	-	(10,560,851)	(10,855,625)

Adjustments to reconcile net loss to net cash used in operating activities:
- Income tax benefit	-	(1,000,000)	(2,600,000)
- Non-cash mineral property losses	-	-	1,271,201
- Stock-based compensation (Note 7)	-	3,964,450	18,270,580
- Non-cash consulting fees (Note 6)	-	-	16,125
- Donated services and expenses	-	-	14,420
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Accrued interest income	(4,793)	-	(4,793)
- Prepaid expenses	17,592	(47,924)	(20,624)
- Accounts payable and accrued liabilities	1,095,180	(217,494)	1,474,053
- Drilling advances	73,990	511,334	122,735

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	239,918	(1,512,684)	(5,859,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(331,542)	(3,843,110)	(12,090,773)
Promissory note receivable advances	-	-	(60,000)
Deposit on properties	-	-	(1,300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(331,542)	(3,843,110)	(13,450,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	3,988,516
Proceeds from exercised warrants	-	-	1,153,000
Promissory note payable - related party, net	352,500	-	1,005,000
Advances from related party	-	-	83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	352,500	-	6,229,755

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	-	21,812,369	22,731,637
Net cash used in investing activities	-	(1,410,227)	(9,326,812)
Net cash used in financing activities	-	(10,278,485)	-

NET CASH PROVIDED BY DISCOUNTINUED OPERATIONS	-	10,123,657	13,404,825

INCREASE IN CASH	260,876	4,767,863	323,854
CASH, BEGINNING OF PERIOD	62,978	610,124	-
CASH, END OF PERIOD	$323,854	$5,377,987	$323,854

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
(Refer to Note 10)

The accompanying notes are an integral part of these financial statements

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mainland Resources Inc. (the “Company”) is an exploration stage enterprise as defined in FASB ASC 915 “Development Stage Entities”. The Company was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008 which was completed at the end of January 2009 and commenced production from the Haynesville Shale formation. Through April 2010, the Company had five wells at various stages of drilling, completion and production in the Haynesville Shale formation. Subsequent to the period on April 22, 2010 the Company sold all its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana including the five producing wells (refer to Note 9).

On March 22, 2010, the Company and American Exploration Corporation (“AEC”) entered into a definitive Merger Agreement and Plan of Merger (the “Merger Agreement”) that contemplates a stock-for-stock merger to be effected under the laws of Nevada. Under the terms of the Merger Agreement, the AEC stockholders will receive one share of the Company for every four shares of AEC common stock they own. Currently, there are approximately 60,273,333 shares of AEC common stock outstanding, which would result in the issuance of approximately 15,068,333 shares of the Company’s common stock to the former stockholders of AEC which would represent approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The merger is subject to various conditions, including approval of the respective stockholders of each of the Company and AEC and completion of due diligence. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval (refer to Note 4).

Going concern
The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of August 31, 2011, the Company has an accumulated deficit during the exploration stage of $13,548,025. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing. During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during fiscal 2010, 1,729,500 warrants were exercised at $0.67 for net proceeds to the Company of $1,153,000. In fiscal 2011, the Company raised $650,000 through a promissory note (refer to Note 8). During the current period, a further $355,000 was raised under the same promissory note. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. During fiscal 2011, the entire outstanding balance owed on the secured line of credit was repaid from the sale of assets (refer to Note 3 and 5).

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on May 12, 2006 in the State of Nevada. The Company’s fiscal year end is February 28.

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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of August 31, 2011, there have been no asset retirement obligations recorded.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are the determination of the fair value of transactions involving common stock, stock based compensation, financial instruments as well as deferred tax balances and asset impairment tests. Further, depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose, plug, and restore the Company's properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of oil and natural gas are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

Financial instruments
The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of August 31, 2011, the Company’s cash and cash equivalents do not exceed federally insured limits. On August 30, 2011, $320,322 was received and is included in the Company’s cash balance as at August 31, 2011. This amount was paid out in full to EXCO on September 2, 2011.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based compensation
The Company has adopted FASB ASC 718-10, “Compensation-Stock Compensation”, which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

NOTE 3 – OIL AND GAS PROPERTIES

East Holly Prospect
On February 27, 2008, the Company entered into an option agreement (the “Option Agreement”) with Kingsley Resources, Inc. (“Kingsley”), pursuant to which the Company acquired all the right, title and interest Kingsley had in and to certain leasehold estates in the state of Louisiana (“the Leases”) which were the subject of a purchase agreement dated December 11, 2007, and modified February 1, 2008 (collectively, the “Leasehold Purchase Agreement”) between Kingsley and Permian Basin Acquisition Fund (“Permian”), pursuant to which Kingsley had the right to acquire the sub-surface rights provided for in the Leases. In order to complete the acquisition of the Leases the Company was required to pay $100,000 on April 2, 2008 to Kingsley and assume all of Kingsley’s obligations under the Leasehold Purchase Agreement. On March 14, 2008, the Company completed the Option agreement and the Leasehold Purchase Agreement at a total cost of $687,596, which includes the $100,000 that was paid on April 2, 2008, for approximately 2,551 net acres. The property was included in the April 2010 sale to EXCO Operating Company LP.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

Petrohawk Venture Agreement
On July 14, 2008, the Company entered into a binding venture agreement with Petrohawk Energy Corporation (“Petrohawk”) for the joint development of the Haynesville Shale on the Company’s properties (“the Leases”) in De Soto Parish, Louisiana. Effective August 4, 2008, the Company entered into a definitive binding agreement with Petrohawk consummating the transaction on July 14, 2008.

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

The Company will transfer 60% of its De Soto Parish leases to Petrohawk at closing, but only as the Leases relate to all depths below the base of the Cotton Valley Formation, and specifically the Haynesville Shale. Petrohawk agrees to gather and market the Company’s production from above the base of the Cotton Valley Formation, pursuant to a mutually acceptable agreement.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

Exco Operating Company, LP - Sale

On April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP, a wholly owned subsidiary of EXCO Resources, for $28,159,604 effective January 1, 2010. The Company has sold its 40% working interest in all rights deeper than the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation and includes all of the Company’s producing wells as described above) in the East Holly Field. The Company continues to own a 100% interest in all rights above this depth and specifically, in the Cotton Valley, Hosston and Upper Bossier sections.

The Company has used the proceeds of the sale to fund the drilling of the initial well (designated as the Burkley-Phillips No. 1 Well) on its Buena Vista prospect in Jefferson County, Mississippi, and to retire its debt to Guggenheim Partners LLC. (Refer to Note 9).

During the period the Company received royalty payments from the operator of the Company’s former Haynesville Shale properties in East Holly Field, DeSoto Parish, Louisiana. These payments were made to the Company in error and should have been made to EXCO, the current owners of the properties. On August 30, 2011, $320,322 was received and is included in the Company’s cash balance as at August 31, 2011. This amount was paid out in full to EXCO on September 2, 2011.

Mississippi Prospect
On September 3, 2008, the Company signed an Option Agreement with Westrock Land Corp (“Westrock”) to acquire 5,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres and also paid a $500,000 deposit on September 3, 2008 to secure the Option Agreement; (iii) the balance of the acquisition costs totalling $2,275,000 will be due and payable upon completion of the due diligence, to be completed by the Company no later than October 15, 2008. The Option Agreement was subsequently extended on each of October 15, 2008, November 30, 2008, April 16, 2009 and June 1, 2009 whereby the option period has been extended until January 20, 2010. Additional deposits of $250,000, $100,000, $250,000, $100,000 and $100,000 were paid on October 17, 2008, December 1, 2008, December 29, 2008, April 27, 2009, May 6, 2009 and June 5, 2009 for a total deposit to date of $1,300,000 (February 28, 2009 - $1,100,000). Effective February 12, 2010, based upon completion of its due diligence, the Board of Directors determined that it was not in the best interests of the Company and its shareholders to proceed with the acquisition and development of the Leases in accordance with the terms and provisions of the Option Agreement and the Company authorized the termination of the Option Agreement. The Company and Westrock agreed that the Option Agreement would be terminated and the Company and Westrock would be released from their respective duties and obligations. The Company has forfeited its deposit of the $1,300,000 paid to Westrock which was recorded as a loss during fiscal 2010.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

Buena Vista -Mississippi Haynesville/Bossier Prospect
On June 23, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acres subject to the Option Agreement. The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009 the Company paid an additional $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060. During fiscal 2010 the Company acquired approximately an additional 861 net acres for $122,376 and in fiscal 2011 the Company acquired approximately an additional 8,573 net acres at a cost of $556,258. The Company's total acreage as of August 31, 2011 is approximately 17,838 net acres, with net revenue interests ranging from 71.00% to 78.34% . Total cost to date of acquiring leases is $3,967,962.

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

Effective on September 17, 2009, the Board of Directors of the Company authorized the execution of a letter agreement (the “Letter Agreement”) with American Exploration Corporation, a Nevada corporation (“AEC”) to jointly develop contiguous acreage known as the Buena Vista Area located in Mississippi (the “Joint Development Project”). In accordance with the terms and provisions of the Letter Agreement: (i) AEC agreed to commit approximately 5,000 net acres and the Company agreed to commit approximately 8,225 net acres to the Joint Development Project; (ii) the Company shall be the operator of the Joint Development Project; (iii) the Company agreed to pay 80% of the initial well drilling and completion costs to earn a 51% working interest in the well and the total Joint Development Project; and (iv)AEC agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total Joint Development Project. Also in accordance with the terms and provisions of the Joint Development Project, future costs, including drilling and completions, for oil and gas activities of the net acreage in the Joint Development Project will be split on a 51% / 49% basis between the Company and AEC, respectively. The Company was required to acquire the acreage committed to the Joint Development Project from an unrelated third party on or before October 15, 2009 otherwise the Letter Agreement would terminate and would no longer be in force and effect. The Company completed the transaction as per above paragraph.

On April 26, 2010, AEC failed to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 well on the company’s Buena Vista Prospect (“Prospect”) in Jefferson County, Mississippi. As a result, AEC forfeited its rights to a 29% working interest in the well and in the Prospect in favour of the Company. AEC will continue to be entitled to receive a 20% working interest in the first well and the Prospect after completion, subject to compliance by AEC with all other terms and conditions of the Letter Agreement and the related Joint Operating Agreement. On March 22, 2010 the Company and AEC entered into a definitive Merger Agreement and Plan of Merger (refer to Note 4).

Western Mississippi Prospect
On August 3, 2010 the Company acquired a 100% working interest in 1,258 net acres in western Mississippi within the same general geological region as the Buena Vista Project in Jefferson County, Mississippi at a cost of $105,746.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

The Company’s Oil and Gas properties are made up as follows:

	August 31,	February 28,
	2011	2011

Oil and Gas Properties:
Proved, subject to depletion	$-	$-
Unproved, not subject to depletion	14,802,449	14,685,943

	14,802,449	14,685,943
Accumulated depletion	-	-

Total Oil and Gas Properties	$14,802,449	$14,685,943

The following is a summary of the transactions involving the Company’s unproven properties not subject to depletion:

	Acquisition	Development
	Costs	Costs	Total

Balance, February 29, 2010	$3,534,436	$-	$3,534,436
Incurred during the period	11,151,507	-	11,151,507

Balance, February 28, 2011	14,685,943	-	14,685,943
Incurred during the period	116,506	-	116,506

Balance, August 31, 2011	$14,802,449	$-	$14,802,449

NOTE 4 – PLAN OF MERGER

Merger Agreement and Plan of Merger
On March 22, 2010 the Company and American Exploration Corporation (“AEC”) entered into a definitive Merger Agreement and Plan of Merger (the “Merger Agreement”) that contemplates a stock-for-stock merger to be effected under the laws of Nevada. If the merger is completed, the Company will be the surviving corporation, and will become vested with all of American Exploration’s assets and property.

Under the terms of the Merger Agreement, AEC’s stockholders will receive one share of the Company for every four shares of AEC common stock they own. Currently, there are approximately 60,273,333 shares of AEC common stock outstanding, which would result in the issuance of approximately 15,068,333 shares of the Company’s common stock to the former stockholders of AEC upon completion of the merger. The former AEC stockholders would then own approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The Merger also contemplates that all outstanding common stock options of AEC and all outstanding share purchase warrants of AEC will be replaced with non-transferable stock options non-transferable common stock purchase warrants of the Company under similar terms and conditions as the original AEC options and share purchase warrants. The number of replacement options and warrants issuable will be determined with reference to the above four to one share exchange ratio. The replacement options will be exercisable at a price of $1.50 per share.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 4 – PLAN OF MERGER (continued)

The merger is subject to various conditions, including approval of the respective stockholders of each of AEC and the Company, completion of fairness opinions by both parties and completion by each party to its satisfaction, due diligence investigation of the other party’s business and affairs to determine the feasibility, economic or otherwise. Both parties have obtained their respective fairness opinions. The due diligence by both parties was completed on May 5, 2010. The proposed merger is still subject to respective stockholders approval. The Merger Agreement is subject to termination by either party if certain conditions specified in the Merger Agreement are not satisfied at or before the "Termination Date," which was previously defined to mean May 31, 2011, or such later date as may be mutually agreed by the parties. Mainland and American Exploration have entered into an amending agreement dated August 18, 2011 which extends the Termination Date to October 31, 2011.

On September 27, 2010, the Company approved an unsecured promissory loan of $60,000 to AEC. The note had an original maturity date of December 31, 2010 and an interest rate of 12% per annum. The maturity date of this loan was extended to October 31, 2011. As of August 31, 2011, a total of $4,793 of interest has been accrued in connection with this loan.

NOTE 5 – PROMISSORY NOTE

Effective July 21, 2009, the Board of Directors of the Company authorized the execution of a $3,500,000 senior secured bridge loan with Guggenheim Corporate Funding LLC (“Guggenheim”) (the “Loan Agreement”). The Company closed the Loan Agreement effective August 10, 2009 with a maturity date of December 1, 2009. In connection with the bridge loan, $2,000,000 was advanced to the Company with the remaining $1,500,000 to be advanced after certain conditions were met. The term financing also proposes non-binding conditions for a $10,000,000 senior secured advancing line of credit to be negotiated between the Company and Guggenheim. On October 16, 2009, the Board of Directors of the Company authorized the execution of a senior secured advancing line of credit agreement with a maturity date of October 16, 2011 (the “Line of Credit Agreement”). The Line of Credit Agreement represents a $40,000,000 line of credit facility with Guggenheim and certain other lenders. The advances have been used to retire the $2,000,000 outstanding on the $3,500,000 senior secured bridge loan indicated above and to fund well drilling and completion costs and property acquisition costs.

The original bridge loan and the line of credit bear interest at the lower of 12% or bank prime rate plus 7.00% calculated and paid on a monthly basis, of which $201,159 was paid through February 28, 2010. The line of credit is secured by way of a first-priority security interest in all of the Company’s assets including the Company’s interest in the an area of mutual interest (“ AMI”) (including but not limited to all properties and leasehold within the DeSoto Acreage and the Buena Vista prospect). In addition, the Company has agreed to assign permanent overriding royalty interests (“ORRI”) to Guggenheim ranging from 2.5% (proportionately reduced from the Company’s working interest) on any acreage now owned or hereafter acquired within the AMI. If the Company repays the outstanding principal early, and an agreed rate of return has not been realized by Guggenheim, an additional ORRI of 5.5% will be added to the permanent ORRI until Guggenheim realizes the required rate of return, after which only the permanent ORRI will remain. Additionally, Guggenheim will participate through an associated company as a 10% working interest partner in the drilling and development of the Company’s Buena Vista project in Mississippi.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

(a) Share Capital
The Company’s capitalization is 600,000,000 common shares with a par value of $0.0001 per share.

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

On May 26, 2010, the Company corrected an administrative oversight regarding the Company’s authorized share capital in relationship to the 1.5 to 1 forward split that was effective May 29, 2008, by filing a Certificate of Change with the Nevada Secretary of State, as of May 26, 2010. As a result, the Company’s authorized capital was increased from 400,000,000 to 600,000,000 shares of common stock, par value $0.0001 per share. There was no change to the Company’s issued and outstanding share capital.

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

NOTE 7 – STOCK OPTION PLAN

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

NOTE 7 – STOCK OPTION PLAN (continued)

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

NOTE 7 – STOCK OPTION PLAN (continued)

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

NOTE 7 – STOCK OPTION PLAN (continued)

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

The Company’s stock option activity for the period ended August 31, 2011 is summarized as follows:

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

NOTE 8 – RELATED PARTY TRANSACTIONS

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

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

During fiscal 2011, a shareholder (the “Secured Party”) advanced $650,000 to the Company pursuant to a Demand Secured Promissory Note which bears interest at 10% per annum. During the six months ended August 31, 2011, the Secured Party advanced a further $355,000 on the same terms resulting in a total of $1,005,000 owing to this Secured Party. In addition, as at August 31, 2011, accrued interest was $53,919 which has been included in accounts payable and accrued liabilities. The Demand Secured Promissory Note had a due date of June 30, 2011. The due date was subsequently extended to July 31, 2011 and has since expired on that date. The Demand Secured Promissory Note is now due on demand. The Company entered into a general security agreement with the Secured Party in connection with this Demand Secured Promissory Note, and pursuant to the terms of the general security agreement, the Company filed UCC-1 financing statements in Louisiana, Mississippi and Texas and a Personal Property Security Act filing in British Columbia.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 9 – DISCONTINUED OPERATIONS

Exco Operating Company, LP – Sale

On April 22, 2010, the Company closed the sale of its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana. The assets have been sold to EXCO Operating Company, LP., a wholly owned subsidiary of EXCO Resources for $28,159,604 effective January 1, 2010. The Company has sold its 40% working interest in all rights deeper than the base of the Cotton Valley formation (which has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation and includes all of the Company’s producing wells) in the East Holly Field. The Company continues to own a 100% interest in all rights above this depth and specifically, in the Cotton Valley, Hosston and Upper Bossier sections.

As at February 28, 2010, certain assets and liabilities disposed of or discharged directly or indirectly in connection with this transaction were classified as Assets or Liabilities Held for Sale.

February 28,
2010

ASSETS HELD FOR SALE
Accounts receivable – production	$332,401
Deferred finance fees	1,070,941
Oil and Gas properties	6,769,120

TOTAL ASSETS HELD FOR SALE	$8,172,462

LIABILITIES HELD FOR SALE
Accounts payable – development costs	$108,566
Accounts payable – finance costs	822,605
Promissory note	10,278,485

TOTAL LIABILITIES HELD FOR SALE	$11,209,656

The gain on disposal of the discontinued operations reported during the period was determined as follows:

PROCEEDS FROM DISPOSAL	$28,159,604

LESS:
Carrying value of total assets disposed of	(9,404,566)
Cost to buy out Guggenheim interest in properties disposed of	(5,420,922)
Other related costs	(87,138)
Provision for income taxes	(2,600,000)
ADD:
Accounts payable assumed by purchaser	106,748

(17,405,878)

NET GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	$10,753,726

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 9 – DISCONTINUED OPERATIONS (continued)

For all periods presented, the results of the Company represent the results related to the disposed of wells, related properties and financing activities as discontinued operations. A summary of the components of the results of discontinued operations is as follows:

			Inception
			(May 12, 2006)
	Six Months Ended August 31,		to August 31,
	2011	2010	2011

REVENUES
Oil and gas revenue	$-	$-	$2,924,179

GENERAL AND ADMINISTRATIVE EXPENSES
Operating costs and taxes	-	10,417	838,412
Depletion Allowance	-	-	1,147,465
Mineral property costs	-	-	14,510

	-	10,417	2,000,387

NET OPERATING INCOME (LOSS)	-	(10,417)	923,792

OTHER ITEMS
Interest expense	-	(172,458)	(373,617)
Finance costs	-	(10,000)	(448,276)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$-	$(192,875)	$101,899

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental cash flow information and non-cash investing and financing activities for the period are as follows:

Cash paid for interest	$-	$172,458	$201,159
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of mineral property	$-	$-	$4,440
Common stock issued for consulting fees	$-	$-	$16,125
Common stock issued for satisfaction of liability	$-	$-	$50,000
Oil and gas properties acquired through change in A/P	$(215,036)	$-	$2,660,876
Donated services and rent	$-	$-	$14,420

NOTE 11 –CONTINGENCIES

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

On June 2, 2011, R& R Rentals and Hotshot, Inc. (“R&R Rentals”) filed a complaint against Mainland in the county court of the second judicial district of Jones County, Mississippi. R&R Rentals, which alleges that it is engaged in the business of furnishing equipment and services for use in oilfield work, alleges that it furnished certain goods, equipment and services to Mainland with a value of $73,500. R&R Rentals is seeking a judgment for $73,500 plus $24,500 as attorney fees. On October 11, 2011, the court entered a judgment in favor of R&R Rentals for the principal sum of $73,500, attorneys’ fees of $2,500, and interest on the principal amount of 4% per year from January 1, 2011.

On July 29, 2011, Frank’s Casing Crew & Rental Tools, Inc. filed a complaint against the Company in the County Court of Jones County, Mississippi, First Judicial District, alleging that the Company owed Frank’s Casing $42,454 for services rendered under an oral material and services contract, together with interest thereon at a rate of 1% per month since March 11, 2011. The Company will review the claim and confirm the balance owing and discuss repayment options with the vendor.

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

In June and July 2011, five (5) liens were filed in the real property records of Jefferson County, Mississippi, against the Company’s Buena Vista project relating to alleged payments owed by the Company to five creditors in an aggregate amount of approximately $1,155,000. The Company anticipates the liens will be repaid from the proceeds of any financing or any participation of a joint venture partner in the Buena Vista prospect. The aggregate amount of the liens is recorded in the Company’s accounts payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended August 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended August 31, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” below.

Overview of our Business

We are a natural resource exploration company engaged in the exploration, acquisition and development of oil and gas properties in North America. We are currently focused on our interests in oil and gas prospects located in Louisiana and Mississippi.

Until April 22, 2010, acting primarily through our joint venture with Petrohawk, we had been concentrating on exploring and developing certain natural gas leases covering approximately 2,904 net acres in the East Holly Field of De Soto Parish, in the State of Louisiana. In early 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources (NYSE – XCO), of our interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our Company’s right, title and interest 100 feet below the base of the Cotton Valley formation in the East Holly Field. The base of the Cotton Valley formation has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation.

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

American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration has forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in favor of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of our letter agreement and related joint operating agreement with American Exploration). If the merger is approved and proceeds as proposed, American Exploration’s 20% working interest in the well and the Prospect after completion will be owned by Mainland Resources, the resultant merged entity.

We were previously required to pay 72% of the total cost to drill and complete the Burkley-Phillips No. 1 Well, for a 45.9% working interest. Due to American Exploration’s inability to make its contribution in response to the cash call, we will now pay 90% of the total cost of the well to earn a 72% working interest, and Guggenheim Energy Opportunities, LLC (“Guggenheim”) will pay 10% of the total cost to earn an 8% working interest.

Drilling of the Burkley-Phillips No. 1 Well commenced on July 21, 2010 and the well reached the projected total depth of 22,000 feet on December 27, 2010. Production casing was set on the well shortly afterwards, in early January 2011. We have engaged Stephen Schubarth, President of Schubarth, Inc., to design and supervise the fracture treatment (“frac”) of the Burkley Phillips No. 1 Well.

The Burkley Phillips No. 1 Well was logged by Schlumberger. In addition, a 21-foot core was captured to a depth of 20,415 feet and has since undergone a series of analyses by Corelab that will be used in conjunction with the log results to further evaluate the reservoir and assist in completion design efforts.

Plan of Operations

We have entered into a Merger Agreement and Plan of Merger with American Exploration Corporation (“American Exploration”) dated as of March 22, 2010, as amended (the “Merger Agreement”), pursuant to which American Exploration will be merged with and into our Company (the “Merger”), with our Company as the surviving company of the Merger. The Merger Agreement represents our agreement with American Exploration to combine our businesses and ownership of the Buena Vista Prospect.

If the Merger is completed, each share of American Exploration’s common stock at the effective time of the Merger will be exchanged for 0.25 common shares of Mainland. Based on the estimated number of shares of Mainland issued and outstanding on the record date, Mainland expects to issue approximately 15,068,033 common shares to American Exploration stockholders in the Merger. We estimate that immediately after the effective time of the Merger, former stockholders of American Exploration will hold common shares of Mainland representing approximately 15.6% of the then-outstanding common shares of Mainland.

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

As indicated above, subject to sufficient financing, we intend to drill up to three wells in the Hosston/Cotton Valley formations of the East Holly Prospect, and to complete the drilling of the Burkley-Phillips No. 1 well on our Buena Vista Prospect in Mississippi. (See “Liquidity and Capital Resources” below.)

Results of Operations

The following table sets forth our results of operations from inception on May 12, 2006 to August 31, 2011 as well as for the three month periods ended August 31, 2011 and 2010 and the six month periods ended August 31, 2011 and 2010.

					May 12, 2006
					(inception) to
	Three months ended August 31,		Six months ended August 31,		August 31,
	2011	2010	2011	2010	2011

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting fees	$72,525	$93,043	198,905	$184,461	$1,445,171
Management fees – related party	142,977	116,697	304,283	286,656	1,327,867
Marketing expenses	-	-	-	596,492	2,094,124
Office and general	53,242	68,211	115,920	152,705	678,238
Professional fees	99,288	231,271	246,379	549,778	1,868,883
Salary expense	-	654,649	-	3,964,450	18,270,580

	368,032	1,163,871	865,487	5,734,542	25,684,863

NET OPERATING LOSS	(368,032)	(1,163,871)	(865,487)	(5,734,542)	(25,684,863)

OTHER ITEMS
Gain on settlement of debt	-	-	-	-	33,239
Interest income	1,818	7,238	4,797	11,492	29,335
Interest expense	(52,402)	-	(81,361)	-	(81,361)
Loss on abandonment of option deposit	-	-	-	-	(1,300,000)

NET LOSS BEFORE INCOME TAXES	(418,616)	(1,156,633)	(942,051)	(5,723,050)	(27,003,650)

Federal income tax benefit from continuing operations	-	1,000,000	-	1,000,000	2,600,000

LOSS FROM CONTINUING OPERATIONS	(418,616)	(156,633)	(942,051)	(4,723,050)	(24,403,650)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	-	-	-	(192,875)	101,899
Gain on disposal of discontinued Operations, net of tax expense of $2,600,000	-	-	-	10,753,726	10,753,726
INCOME(LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	10,560,851	10,855,625

NET INCOME (LOSS) FOR THE PERIOD	$(418,616)	$(156,633)	$(942,051)	$5,837,801	$(13,548,025)

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

During the three months ended August 31, 2011, we recorded interest income of $1,818 (2010 - $7,238), $(52,402) of interest expense (2010 - $Nil), and $Nil in federal income tax benefit from continuing operations (2010 - $1,000,000). As a result, our loss from continuing operations and our net loss for the three months ended August 31, 2011 was $(418,616) (2010 -$(156,633)).

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

  management fees of $304,283 during the six months ended August 31, 2011 (2010 - $286,656);,

  marketing expenses of $Nil during the six months ended August 31, 2011 (2010 - $596,492), which decreased in 2011 due to reduced operations activity;

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

During the six months ended August 31, 2011, we recorded of interest income of $4,797 (2010 - $11,492), $(81,361) of interest expense (2010 - $Nil), and $Nil in federal income tax benefit from continuing operations (2010 - $1,000,000). As a result, our loss from continuing operations for the six months ended August 31, 2011 was $(942,051) (2010 – $(4,723,050)).

During the six months ended August 31, 2011, loss from discontinued operations was $Nil (2010 - $(192,875)), and our gain on disposal of discontinued operations, net of tax expense, was $Nil (2010 - $10,753,726). As a result, our net loss for the six months ended August 31, 2011 was $(942,051) (2010 – net income of $5,837,801).

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

Cash and Working Capital

The following table sets forth our cash and working capital as of August 31, 2011 and February 28, 2011:

	As of	As of
	August 31, 2011	February 28, 2011
Cash	$323,854	$62,978
Working capital surplus (deficit)	$(4,853,393)	$(3,794,836)

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are the determination of the fair value of transactions involving common stock, stock based compensation, financial instruments as well as deferred tax balances and asset impairment tests. Further, depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose, plug, and restore the Company’s properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of oil and natural gas are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

Financial Instruments

The fair value of our Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of August 31, 2011, our Company’s cash and cash equivalents did not exceed federally insured limits.

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

Stock-based Compensation

Our Company has adopted FASB ASC 718-10, “Compensation-Stock Compensation”, which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Michael J. Newport (being our principal executive officer), and our Chief Financial Officer, William Thomas (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of August 31, 2011.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

PART II – OTHER INFORMATION

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

A complaint was filed in the second judicial district court in Washoe County, Nevada by Avasha Group, Ltd. (“Avasha”) on November 18, 2009 (such complaint as amended November 23, 2009) against the Company and certain other unnamed defendants. Avasha alleges that on or about April 21, 2008, Avasha entered into a private placement subscription agreement with the Company to purchase 500,000 units from the Company (with each unit consisting of one share of the Company’s common stock and one-half of one stock purchase warrant, together, the “Securities”) for a total purchase price of $500,000. Avasha alleges that it paid such purchase price to the Company but the Securities were not delivered to Avasha. Avasha alleges that it is entitled to delivery of such Securities, as adjusted to take into account subsequent stock split(s) by the Company. Mainland believes that this claim is without merit and intends to vigorously defend this matter. There has been no change in the status of this matter during the period covered by this report.

On June 2, 2011, R&R Rentals and Hotshot, Inc. filed a suit against the Company in the County Court of the Second Judicial District of Jones County, Mississippi, alleging that the Company owed Hotshot the principal sum of $73,500 and $24,500 as attorney fees and interest from and after January 1, 2011, in connection with services and equipment provided by Hotshot to the Company. Hotshot filed a motion for summary judgment regarding this matter on July 26, 2011. On October 11, 2011, the court entered a judgment in favor of Hotshot for the principal sum of $73,500, attorneys’ fees of $2,500, and interest on the principal amount of 4% per year from January 1, 2011.

On July 29, 2011, Frank’s Casing Crew & Rental Tools, Inc. filed a complaint against the Company in the County Court of Jones County, Mississippi, First Judicial District, alleging that the Company owed Frank’s Casing $42,454 for services rendered under an oral material and services contract, together with interest thereon at a rate of 1% per month since March 11, 2011.

On August 26, 2011, Richard E. Johnson, Inc. filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Johnson $97,464 for purchases of fuel by the Company from Johnson. Johnson has also alleged that it is entitled to unspecified interest and attorneys fees.

In addition, in June and July 2011, five (5) liens were filed in the real property records of Jefferson County, Mississippi, against the Company’s Buena Vista project relating to alleged payments owed by the Company to five creditors in an aggregate amount of approximately $1,155,000.

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

Our Company’s continuation as a going concern is dependent upon our ability to fund ongoing operations, carry out our business plan, and ultimately to attain profitable operations, all of which is uncertain.

Our Company’s continuation as a going concern is dependent upon our ability to fund ongoing operations, carry out our business plan and ultimately to attain profitable operations, all of which is uncertain. Our audited financial statements for the year ended February 28, 2011 contain additional note disclosures to this effect, and the audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition, the report of our Company’s independent registered public accounting firm accompanying our audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Although extensive historic and proprietary data from a previous well drilled on the Buena Vista, combined with petrochemical analysis reviewed by our Company’s land and geological teams have provided the basis for drilling the Burkley-Phillips No. 1 Well to the deeper Haynesville Formation, it is the only well drilled in the Buena Vista area testing the Haynesville shale since shale gas has emerged as a major production resource. Similarly, although five recent wells drilled by the original operator through the Hosston and Cotton Valley zones to the Haynesville Formation on the East Holly Prospect calculate as productive, the wells that we are planning to drill in the Hosston and Cotton Valley formations will be exploratory in nature and intended to evaluate the gas production value of these formations. We currently do not have the funds to commence drilling in the Hosston/Cotton Valley formations of the East Holly Prospect, but may be able to commence drilling in 2011 if we are able to engage a joint venture partner or secure funding from investors (neither of which can be assured).

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

10.13	Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC (11)
10.14	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009 (11)
10.15	Purchase Agreement by and between Mainland Resources, Inc. and EXCO Operating Company, LP, dated March 12, 2010 (12)
10.16	Option Agreement between Mainland Resources, Inc. and Westrock Land Corp., dated June 22, 2009, as amended September 28, 2009 (13)
10.17	Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)
10.18	Operating Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)
10.19	Executive Services Agreement with Nicholas Atencio dated August 23, 2010, dated August 23, 2010 (14)
10.20	Promissory Note between Mainland Resources, Inc. (as Lender) and American Exploration Corporation (as Borrower), dated September 27, 2010 (15)
10.21	Amendment to Promissory Note, dated December 23, 2010(16)
10.22	Amendment No. 2 to Promissory Note (19)
10.23	Amendment No. 3 to Promissory Note (19)
10.24	Amendment No. 4 to Promissory Note (21)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:
* Filed herewith.
1.	Incorporated by reference from Form 8-K filed with the SEC on March 23, 2010.
2.	Incorporated by reference from Form SB-2 filed with the SEC on April 11, 2007.
3.	Incorporated by reference from Form 10-K/A filed with the SEC on March 16, 2010.
4.	Incorporated by reference from Form 8-K filed with the SEC on May 26, 2010.
5.	Incorporated by reference from Form 8-K filed with the SEC on March 4, 2008.
6.	Incorporated by reference from Form 8-K filed with the SEC on July 18, 2008.
7.	Incorporated by reference from Form 8-K filed with the SEC on August 8, 2008.
8.	Incorporated by reference from Form 8-K filed with the SEC on August 12, 2009.
9.	Incorporated by reference from Form 8-K filed with the SEC on October 2, 2009.
10.	Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.
11.	Incorporated by reference from Form 8-K filed with the SEC on October 23, 2009.
12.	Incorporated by reference from Form 8-K filed with the SEC on March 19, 2010.
13.	Incorporated by reference from Form 10-K filed with the SEC on June 1, 2010.
14.	Incorporated by reference from Form 8-K filed with the SEC on August 26, 2010.
15.	Incorporated by reference from Form 10-Q filed with the SEC on October 12, 2010.
16.	Incorporated by reference from Form 10-Q filed with the SEC on January 10, 2011.
17.	Incorporated by reference from Form S-4/A filed with the SEC on March 18, 2011.
18.	Incorporated by reference from Form 8-K filed with the SEC on May 20, 2011.
19.	Incorporated by reference from Form 10-K filed with the SEC on June 1, 2011.
20.	Incorporated by reference from Form 8-K filed with the SEC on August 24, 2011.
21.	Incorporated by reference from Form S-4/A filed with the SEC on September 28, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINLAND RESOURCES INC.

Dated: November 14, 2011	By:	/s/ Michael J. Newport
Michael J. Newport, Chief Executive Officer

Dated: November 14, 2011	By:	/s/ William D. Thomas
William D. Thomas, Chief Financial Officer