Form 10-Q
period 2011-11-30
MAINLAND RESOURCES INC.
filed 2012-01-18
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
80,969,502 shares of common stock as of January 13, 2012.

MAINLAND RESOURCES, INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Mainland Resources, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Balance Sheets as of November 30, 2011 (unaudited) and February 28, 2011 (audited)	5

Unaudited Statements of Operations for the three months ended November 30, 2011 and 2010, the nine months ended November 30, 2011 and 2010 and from inception (May 12, 2006) to November 30, 2011	6

Unaudited Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 and from inception (May 12, 2006) to November 30, 2011	7

Unaudited Notes to Financial Statements	8

It is the opinion of management that the unaudited interim financial statements for the nine months ended November 30, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2011. All adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended February 28, 2011.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30,	February 28,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$14,673	$62,978
Promissory note receivable (Note 4)	66,588	60,000
Prepaid expenses	16,491	38,216

Total current assets	97,752	161,194

OIL AND GAS PROPERTIES (Note 3)
Unproved	14,692,142	14,685,943

Total Oil and Gas Properties	14,692,142	14,685,943

TOTAL ASSETS	$14,789,894	$14,847,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,055,243	$3,254,785
Drilling advances (Note 3)	120,425	48,745
Promissory note payable -related party (Note 8)	565,000	652,500

TOTAL CURRENT LIABILITIES	4,740,668	3,956,030

CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (Note 6)
Common stock, 600,000,000 shares authorized with $0.0001 par value Issued and outstanding – 80,969,502 common shares (February 28, 2011 – 80,969,502)	8,097	8,097
Additional paid-in-capital	23,574,684	23,488,984
Deficit accumulated during exploration stage	(13,533,555)	(12,605,974)

TOTAL STOCKHOLDERS’ EQUITY	10,049,226	10,891,107

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,789,894	$14,847,137

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					May 12, 2006
					(inception) to
	Three months ended November 30,		Nine months ended November 30,		November 30,
	2011	2010	2011	2010	2011

GENERAL AND ADMINISTRATIVE INCOME ( EXPENSES)
Consulting fees (Note 6)	(47,740)	(72,982)	(246,645)	(257,443)	(1,492,911)
Management fees – related party (Note 8)	(56,391)	(169,225)	(360,674)	(455,881)	(1,384,258)
Marketing expenses	-	-	-	(596,492)	(2,094,124)
Office and general	(47,091)	(74,260)	(163,011)	(226,965)	(725,329)
Professional fees	(23,746)	(156,519)	(270,125)	(706,297)	(1,892,629)
Salary expense (Note 7)	(85,700)	-	(85,700)	(3,964,450)	(18,356,280)
Gain on sale of oil and gas properties (Note 3)	372,499	-	372,499	-	372,499

	111,831	(472,986)	(753,656)	(6,207,528)	(25,573,032)

NET OPERATING INCOME (LOSS)	111,831	(472,986)	(753,656)	(6,207,528)	(25,573,032)

OTHER ITEMS
Gain on settlement of debt	-	-	-	-	33,239
Interest income	1,800	4,353	6,597	15,845	31,135
Interest expense	(25,238)	-	(106,599)	-	(106,599)
Loss on lawsuit	(73,923)		(73,923)		(73,923)
Loss on abandonment of option deposit (Note 3)	-	-	-	-	(1,300,000)

INCOME (LOSS) BEFORE INCOME TAXES	14,470	(468,633)	(927,581)	(6,191,683)	(26,989,180)

Federal income tax benefit from continuing operations	-	1,600,000	-	2,600,000	2,600,000

INCOME/(LOSS) FROM CONTINUING OPERATIONS	14,470	1,131,367	(927,581)	(3,591,683)	(24,389,180)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	-	-	-	(192,875)	101,899
Gain on disposal of discontinued Operations, net of tax expense of $2,600,000	-	-	-	10,753,726	10,753,726
INCOME(LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	10,560,851	10,855,625

NET INCOME (LOSS) FOR THE PERIOD	$14,470	$1,131,367	$(927,581)	6,969,168	(13,533,555)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
From continuing operations	$0.00	$0.01	$(0.01)	$(0.04)

From discontinued operations	0.00	0.00	0.00	0.13

	$0.00	$0.00	$(0.01)	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	80,969,502	80,969,502	80,969,502	80,969,502

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months	Inception
	Ended	Ended	(May 12, 2006) to
	November 30,	November 30,	November 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(927,581)	$6,969,168	$(13,533,555)
Less: (income) loss from discontinued operations	-	(10,560,851)	(10,855,625)
Adjustments to reconcile net loss to net cash used in operating activities:
- Income tax benefit	-	(2,600,000)	(2,600,000)
- Non-cash mineral property losses	-	-	1,271,201
- Stock-based compensation (Note 7)	85,700	3,964,450	18,356,280
- Non-cash consulting fees (Note 6)	-	-	16,125
- Donated services and expenses	-	-	14,420
- Gain on sale of oil and gas properties	(372,499)	-	(372,499)
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Accrued interest income	(6,588)	-	(6,588)
- Prepaid expenses	21,725	(34,374)	(16,491)
- Accounts payable and accrued liabilities	1,000,100	(577,132)	1,378,972
- Drilling advances	71,680	122,924	120,425
NET CASH USED IN OPERATING ACTIVITIES	(127,463)	(2,715,815)	(6,227,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(363,342)	(7,255,189)	(12,122,573)
Promissory note receivable advances	-	(60,000)	(60,000)
Deposit on properties	-	-	(1,300,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(363,342)	(7,315,189)	(13,482,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	3,988,516
Proceeds from exercised warrants	-	-	1,153,000
Promissory note payable - related party, net	442,500	-	1,095,000
Advances from related party	-	-	83,239
NET CASH PROVIDED BY FINANCING ACTIVITIES	442,500	-	6,319,755

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	-	21,812,369	22,731,637
Net cash provided by (used in) investing activities	-	(1,410,227)	(9,326,812)
Net cash provided by (used in) financing activities	-	(10,278,485)	-
NET CASH PROVIDED BY DISCOUNTINUED OPERATIONS	-	10,123,657	13,404,825

INCREASE (DECREASE) IN CASH	(48,305)	92,653	14,673

CASH, BEGINNING OF PERIOD	62,978	610,124	-

CASH, END OF PERIOD	$14,673	$702,777	$14,673

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Refer to Note 9)

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Mainland Resources Inc. (the “Company”) is an exploration stage enterprise as defined in FASB ASC 915 “Development Stage Entities”. The Company was incorporated May 12, 2006 in the State of Nevada for the purpose of mineral exploration. During 2008, the Company entered into an option agreement on certain oil and gas leaseholds in the state of Louisiana (refer to Note 3). The Company now intends to locate, explore, acquire and develop oil and gas properties in the United States. The Company began drilling its first well in October 2008 which was completed at the end of January 2009 and commenced production from the Haynesville Shale formation. Through April 2010, the Company had five wells at various stages of drilling, completion and production in the Haynesville Shale formation. Subsequent to the period on April 22, 2010 the Company sold all its Haynesville Shale assets in East Holly Field, DeSoto Parish, Louisiana including the five producing wells (refer to Note 8).

Going concern
The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of November 30, 2011, the Company has an accumulated deficit during the exploration stage of $13,533,555. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing. During fiscal 2009, the Company completed a private placement of $4,000,000 at $0.33 per unit with each unit consisting of one common share and one half warrant at $0.67 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during fiscal 2010, 1,729,500 warrants were exercised at $0.67 for net proceeds to the Company of $1,153,000. In fiscal 2011, the Company raised $650,000 through a promissory note (refer to Note 8). During the nine month period, a further $445,000 was raised under the same promissory note. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. During fiscal 2011, the entire outstanding balance owed on the secured line of credit was repaid from the sale of assets (refer to Note 3 and 5).

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on May 12, 2006 in the State of Nevada. The Company’s fiscal year end is February 28.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Oil and gas properties
The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 25 percent or more in the depletion rate. The Company currently operates solely in the U.S.

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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of November 30, 2011, there have been no asset retirement obligations recorded.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011
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

Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of November 30, 2011, the Company’s cash and cash equivalents do not exceed federally insured limits.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. At November 30, 2011, the Company has a current income tax liability of $Nil. The original balance of $2,600,000 recorded during fiscal 2011 was attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP which has been fully offset by deductible exploration costs incurred on the drilling of the Burkley-Phillips #1 well in Mississippi (see Notes 3 and 8).

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES

East Holly Cotton Valley/Hosston Properties- Sale
On November 23, 2011, the Company entered into an Amendment and Restatement of Lease Acquisition Agreement (the "Agreement"), dated effective as of October 1, 2011, with Sklar Exploration Company, LLC ("Sklar"). Pursuant to the Agreement, the Company sold its East Holly Leases in DeSoto Parish, Louisiana (the "Leases") to Sklar. The Leases represent non-producing acreage, held by production, in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,640.6 net acres. These Leases had previously been retained by the Company from the Company's sale of Haynesville Shale assets to EXCO as described above.

Pursuant to the Agreement, Sklar paid a total purchase price of $609,200 for the Leases, of which $79,200 was paid by Sklar directly to Guggenheim Energy Opportunities Fund, L.P., which held certain rights and interests in the Leases. The remaining $530,000 (representing approximately $200 per net acre) was paid by Sklar directly to a secured creditor of the Company in satisfaction of the Company’s obligation to this creditor and in exchange for the release by the creditor of a lien on the related property. The Company paid a finders’ fee of $31,800 in connection with the disposal of this property, which had a carrying value of $125,701, resulting in a gain on disposal of $372,499.

Buena Vista -Mississippi Haynesville/Bossier Prospect
On June 23, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acres subject to the Option Agreement. The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009 the Company paid an additional $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060. During fiscal 2010 the Company acquired approximately an additional 861 net acres for $122,376 and in fiscal 2011 the Company acquired approximately an additional 8,573 net acres at a cost of $556,258. The Company's total acreage as of November 30, 2011 is approximately 17,838 net acres, with net revenue interests ranging from 71.00% to 78.34% . Total cost to date of acquiring leases is $3,967,962.

Burkley-Phillips No.1
On July 21, 2010, the Company spud the first well, the Burkley-Phillips No. 1 well, on the Buena Vista Prospect. Drilling to a total depth of 22,000 ft was concluded on December 24, 2010. The well was logged, a core interval was cut and a thorough technical analysis of results was conducted. The well is currently planned for completion in the first half of 2012. The Company's working interest in the well is 72%. The Company will fund 90% of the well costs to earn its 72% interest in the well. Guggenheim Partners LLC will fund 10% of the well costs in order to earn an 8% working interest in the well.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

The Company’s Oil and Gas properties are made up as follows:

	November 30,	February 28,
	2011	2011

Oil and Gas Properties:
Proved, subject to depletion	$-	$-
Unproved, not subject to depletion	14,692,142	14,685,943

	14,692,142	14,685,943
Accumulated depletion	-	-

Total Oil and Gas Properties	$14,692,142	$14,685,943

The following is a summary of the transactions involving the Company’s unproven properties not subject to depletion:

	Acquisition	Development
	Costs	Costs	Total

Balance, February 29, 2010	$3,534,436	$-	$3,534,436
Incurred during the period	11,151,507	-	11,151,507

Balance, February 28, 2011	14,685,943	-	14,685,943
Incurred during the period	131,900	-	131,900
Sale of properties during the period	(125,701)		(125,701)

Balance, November 30, 2011	$14,692,142	$-	$14,692,142

NOTE 4 – PLAN OF MERGER

Merger Agreement and Plan of Merger
On March 22, 2010 the Company and American Exploration Corporation (“AEC”) entered into a definitive Merger Agreement and Plan of Merger (the “Merger Agreement”) that contemplates a stock-for-stock merger to be effected under the laws of Nevada. If the merger was completed, the Company would be the surviving corporation, and would become vested with all of American Exploration’s assets and property.

Under the terms of the Merger Agreement, AEC’s stockholders would receive one share of the Company for every four shares of AEC common stock they owned. Currently, there are approximately 60,273,333 shares of AEC common stock outstanding, which would have resulted in the issuance of approximately 15,068,333 shares of the Company’s common stock to the former stockholders of AEC upon completion of the merger. The former AEC stockholders would then own approximately 15.6% of the issued and outstanding common stock of the Company, as the surviving corporation. The Merger also contemplated that all outstanding common stock options of AEC and all outstanding share purchase warrants of AEC would be replaced with non-transferable stock options non-transferable common stock purchase warrants of the Company under similar terms and conditions as the original AEC options and share purchase warrants. The number of replacement options and warrants issuable would be determined with reference to the above four to one share exchange ratio. The replacement options would be exercisable at a price of $1.50 per share.

The merger was subject to various conditions, including approval of the respective stockholders of each of AEC and the Company, completion of fairness opinions by both parties and completion by each party to its satisfaction, due diligence investigation of the other party’s business and affairs to determine the feasibility, economic or otherwise. Both parties obtained their respective fairness opinions. The due diligence by both parties was completed on May 5, 2010.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

NOTE 4 – PLAN OF MERGER (continued)

Under Section 7.3 of the Merger Agreement: (i) either the Company or American may terminate the Merger Agreement if certain conditions specified in the Merger Agreement are not satisfied at or before the "Termination Date", which is defined in Section 1.1 of the Merger Agreement to mean January 31, 2012, or such later date as may be mutually agreed; or (ii) the Company and American may mutually agree to terminate the Merger Agreement (without further action on the part of the shareholders of American) any time prior to the filing of the Articles of Merger with the Nevada Secretary of State, which would effectuate the merger.

American previously held an option to acquire interests in certain oil and gas leases (the "Leases") pursuant to an option agreement (the "Option Purchase Agreement") with a third party (the "Owner"). American was recently deemed to be in default of the Option Purchase Agreement. In accordance with the terms and provisions of the Option Purchase Agreement, in the event of a default, American was required to automatically forfeit and transfer the Leases back to the Owner. On December 12, 2011, American transferred, delivered and assigned to the Owner all of American's interests in and to the Leases. As such, American no longer has the asset base (including the Leases) it previously had to contribute, compromising the merger with the Company. The Company has reached an agreement in principle, subject to certain conditions precedent, including entering into a definitive agreement, to purchase the Leases from the Owner.

Based on these events, the Company has determined to mutually agree with American to terminate the Merger Agreement, and effective December 21, 2011, the Company and American entered into the above-referenced Termination Agreement. In accordance with the terms and provisions of the Termination Agreement, the Company and American have agreed to release one another from any further liability as to the performance of the respective party's duties and obligations under the Merger Agreement.

On September 27, 2010, the Company approved an unsecured promissory loan of $60,000 to AEC. The note had an original maturity date of December 31, 2010 and an interest rate of 12% per annum. The maturity date of this loan was extended to October 31, 2011. Upon termination of the Merger with AEC, the loan became an unsecured promissory note due on demand. As of November 30, 2011, a total of $6,588 of interest has been accrued in connection with this loan.

NOTE 5 – STOCKHOLDERS’ EQUITY

Share Capital
The Company’s capitalization is 600,000,000 common shares with a par value of $0.0001 per share.

NOTE 6 – STOCK OPTION PLAN

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

On October 20, 2011, the Company granted a total of 1,000,000 stock options to a consultant of the Company at $0.10 per share for a term of 10 years. The total fair value of these options at the date of grant was estimated at $85,700 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.07%, a dividend yield of 0% and expected volatility of 105.5% and was recorded as a stock based compensation expense in fiscal 2011.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

NOTE 6 – STOCK OPTION PLAN (continued)

The Company’s stock option activity for the period ended November 30, 2011 is summarized as follows:

		Weighted average exercise	Weighted average remaining
	Number of Options	Price per share	In contractual life (in years)

Balance, February 28, 2011	13,100,000	1.10	8.06
Granted	1,000,000	0.10	-
Exercised	-	-	-
Expired/cancelled	(500,000)	1.47	-

Balance, November 30, 2011	13,600,000	$1.02	7.46

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid a total of $360,674 in management fees to officers and directors of the Company for the nine months ended November 30, 2011 (2010 - $455,881).

The Company has paid $60,480 to an officer and director of the Company to provide office space and office services for the period ended November 30, 2011 (2010 - $26,700).

During fiscal 2011, a shareholder advanced $650,000 to the Company pursuant to a Demand secured Promissory Note which bears interest at 10% per annum. During the nine months ended November 30, 2011, the shareholder advanced a further $445,000 on the same terms as the original advances. As described further in Note 3, in connection with the sale of the East Holly properties by the Company, the purchaser assumed and paid $530,000 of these amounts resulting in a total of $565,000 owing to this shareholder. In addition, as at November 30, 2011, accrued interest was $79,158 which has been included in accounts payable and accrued liabilities. The Demand Secured Promissory Note had a due date of June 30, 2011. The due date was subsequently extended to July 31, 2011 and is currently due on demand. The Company entered into a general security agreement with the Secured Party in connection with this Demand Secured Promissory Note, and pursuant to the terms of the general security agreement, the Company filed UCC-1 financing statements in Louisiana, Mississippi and Texas and a Personal Property Security Act filing in British Columbia.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental cash flow information and non-cash investing and financing activities for the period are as follows:

			Inception
	Nine Months Ended November 30,		(May 12, 2006) to
			November 30,
	2011	2010	2011

Cash paid for interest	$-	$172,458	$201,159
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of mineral property	$-	$-	$4,440
Common stock issued for consulting fees	$-	$-	$16,125
Common stock issued for satisfaction of liability	$-	$-	$50,000
Oil and gas properties acquired through change in A/P	$(172,857)	$-	$3,048,769
Donated services and rent	$-	$-	$14,420

MAINLAND RESOURCES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2011
(Unaudited)

NOTE 9 –CONTINGENCIES

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

On June 2, 2011, R& R Rentals and Hotshot, Inc. (“R&R Rentals”) filed a complaint against Mainland in the county court of the second judicial district of Jones County, Mississippi. R&R Rentals, which alleges that it is engaged in the business of furnishing equipment and services for use in oilfield work, alleges that it furnished certain goods, equipment and services to Mainland with a value of $73,500. R&R Rentals is seeking a judgment for $73,500 plus $24,500 as attorney fees. On October 11, 2011, the court entered a judgment in favor of R&R Rentals for the principal sum of $73,500, attorneys’ fees of $2,500, and interest on the principal amount of 4% per year from January 1, 2011. This amount has been accrued for as of November 30, 2011.

On July 29, 2011, Frank’s Casing Crew & Rental Tools, Inc. filed a complaint against the Company in the County Court of Jones County, Mississippi, First Judicial District, alleging that the Company owed Frank’s Casing $42,454 for services rendered under an oral material and services contract, together with interest thereon at a rate of 1% per month since March 11, 2011. The parties agreed to a settlement of this matter, and on November 2, 2011, the court issued a Consent Order pursuant to which the Company is required to pay the plaintiff $43,454 on or before December 2, 2011. As of January 16, 2012, the Company had not made this payment. The Consent Order provides that in the event the Company does not pay such amount by December 2, 2011, the settlement agreement between the parties shall be rescinded and the plaintiff’s attorney shall submit and affidavit of such fact to the court, upon which the court shall enter a final judgment against the Company in the amount of $42,454, together with interest thereon at the rate of 10% per annum from April 6, 2011, and attorney’s fees in the amount of 25% of the final judgment amount, together with interest thereon in the amount provided by law from the date such final judgment is entered. This amount has been accrued for as of November 30, 2011.

On August 26, 2011, Richard E. Johnson, Inc. filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Johnson $97,464 for purchases of fuel by the Company from Johnson. Johnson has also alleged that it is entitled to unspecified interest and attorneys fees. As of November 30, 2011, the litigation is pending.

In June and July 2011, five (5) liens were filed in the real property records of Jefferson County, Mississippi, against the Company’s Buena Vista project relating to alleged payments owed by the Company to five creditors in an aggregate amount of approximately $1,155,000.

On July 21, 2011, Baker Hughes Oilfield Operations, Inc., Baker Oil Tools and Baker Hughes INTEQ (collectively referred to as “Baker Hughes”), filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Baker Hughes $306,054.10 for the provision of oilfield materials and related services to the Company from October 2010 through January 2011 for the Burkley-Phillips Well No. 1 and its 1280-acre unit located in Jefferson County, Mississippi (the well and said unit collectively referred to as the “Property”). On November 20, 2011, Baker Hughes filed a motion for summary judgment. In January 2012, the court granted the plaintiffs’ motion for summary judgment and entered a judgment for Baker Hughes against the Company in the total amount of $379,975.79 (consisting of $306,054.10 in principal amount due, pre-judgment interest in the amount of $23,713.29, attorney’s fees of $50,000 and other costs of $208.40) . The judgment shall bear post-judgment interest at a rate of 8% per year until paid, and the Property is subject to a statutory lien that is enforceable toward the satisfaction of the judgment. This amount has been accrued for as of November 30, 2011.

NOTE 10 –SUBSEQUENT EVENTS

The Company has determined to mutually agree with American to terminate the Merger Agreement, and effective December 21, 2011, the Company and American entered into the above-referenced Termination Agreement. In accordance with the terms and provisions of the Termination Agreement, the Company and American have agreed to release one another from any further liability as to the performance of the respective party's duties and obligations under the Merger Agreement ( see Notes 1 and 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended November 30, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended November 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors” below.

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

American Exploration was unable to fund its 20% share of the estimated total well costs of the Burkley-Phillips No. 1 Well. As a result, American Exploration forfeited its right to a 29% working interest in the well and in the Buena Vista Prospect in favor of our Company. American Exploration will continue to be entitled to receive a 20% working interest in the well and the Prospect after completion (subject to compliance by American Exploration with all other terms and conditions of our letter agreement and related joint operating agreement with American Exploration).

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

Merger Agreement and Termination Thereof

We entered into a Merger Agreement and Plan of Merger with American Exploration Corporation (“American Exploration”) dated as of March 22, 2010, as amended (the “Merger Agreement”), pursuant to which American Exploration would have been merged with and into our Company (the “Merger”), with our Company as the surviving company of the Merger. The Merger Agreement represented our agreement with American Exploration to combine our businesses and ownership of the Buena Vista Prospect.

If the Merger was completed, each share of American Exploration’s common stock at the effective time of the Merger would be exchanged for 0.25 common shares of Mainland. Based on the estimated number of shares of Mainland issued and outstanding on the record date, Mainland expected to issue approximately 15,068,033 common shares to American Exploration stockholders in the Merger. We estimated that immediately after the effective time of the Merger, former stockholders of American Exploration would hold common shares of Mainland representing approximately 15.6% of the then-outstanding common shares of Mainland.

In addition: (a) all outstanding common stock options of American Exploration would have been disposed of by the holders thereof in consideration for the issue by Mainland of non-transferable stock options; and (b) all of the outstanding common stock purchase warrants of American Exploration will be disposed of by the holders thereof in consideration for the issue by Mainland of non-transferable common stock purchase warrants. The number of Mainland options and warrants issuable would have been determined with reference to the exchange ratio which determines the number of shares of Mainland common stock that are to be issued on completion of the Merger for all of the shares of American Exploration common stock.

Under Section 7.3 of the Merger Agreement: (i) either the Company or American may terminate the Merger Agreement if certain conditions specified in the Merger Agreement are not satisfied at or before the "Termination Date", which is defined in Section 1.1 of the Merger Agreement to mean January 31, 2012, or such later date as may be mutually agreed; or (ii) the Company and American may mutually agree to terminate the Merger Agreement (without further action on the part of the shareholders of American) any time prior to the filing of the Articles of Merger with the Nevada Secretary of State, which would effectuate the merger.

American previously held an option to acquire interests in certain oil and gas leases (the "Leases") pursuant to an option agreement (the "Option Purchase Agreement") with a third party (the "Owner"). American was recently deemed to be in default of the Option Purchase Agreement. In accordance with the terms and provisions of the Option Purchase Agreement, in the event of a default, American was required to automatically forfeit and transfer the Leases back to the Owner. On December 12, 2011, American transferred, delivered and assigned to the Owner all of American's interests in and to the Leases. As such, American no longer has the asset base (including the Leases) it previously had to contribute, compromising the merger with the Company. The Company has reached an agreement in principle, subject to certain conditions precedent, including entering into a definitive agreement, to purchase the Leases from the Owner.

Based on these events, the Company has determined to mutually agree with American to terminate the Merger Agreement, and effective December 21, 2011, the Company and American entered into a termination agreement. In accordance with the terms and provisions of the termination agreement, the Company and American have agreed to release one another from any further liability as to the performance of the respective party's duties and obligations under the Merger Agreement.

East Holly Cotton Valley/Hosston Properties- Sale

On November 23, 2011, the Company entered into an Amendment and Restatement of Lease Acquisition Agreement (the "Agreement"), dated effective as of October 1, 2011, with Sklar Exploration Company, LLC ("Sklar"). Pursuant to the Agreement, the Company sold its East Holly Leases in DeSoto Parish, Louisiana (the "Leases") to Sklar. The Leases represent non-producing acreage, held by production, in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,640.6 net acres. These Leases had previously been retained by the Company from the Company's sale of Haynesville Shale assets to EXCO as described above.

Pursuant to the Agreement, Sklar paid a total purchase price of $609,200 for the Leases, of which $79,200 was paid by Sklar directly to Guggenheim Energy Opportunities Fund, L.P., which held certain rights and interests in the Leases. The remaining $530,000 (representing approximately $200 per net acre) was paid by Sklar directly to a secured creditor of the Company in satisfaction of the Company’s obligation to this creditor and in exchange for the release by the creditor of a lien on the related property. The Company paid a finders’ fee of $31,800 in connection with the disposal of this property, which had a carrying value of $125,701, resulting in a gain on disposal of $372,499.

Plan of Operations

The Company intends to execute a definitive agreement to acquire all rights , title and interest in and to approximately 4,580 acres of oil and gas leases located on the Buena Vista prospect in Mississippi that have been relinquished by American Exploration and to complete the Burkley-Phillips #1 well, subject to obtaining sufficient financing.

Results of Operations

The following table sets forth our results of operations from inception on May 12, 2006 to November 30, 2011 as well as for the three month periods ended November 30, 2011 and 2010 and the nine month periods ended November 30, 2011 and 2010.

					Inception
					(May 12,
	Three months ended November		Nine months ended November		2006) to
	30,		30,		November 30,
	2011	2010	2011	2010	2011

GENERAL AND ADMINISTRATIVE INCOME ( EXPENSES)
Consulting fees	(47,740)	(72,982)	(246,645)	(257,443)	(1,492,911)
Management fees – related party	(56,391)	(169,225)	(360,674)	(455,881)	(1,384,258)
Marketing expenses	-	-	-	(596,492)	(2,094,124)
Office and general	(47,091)	(74,260)	(163,011)	(226,965)	(725,329)
Professional fees	(23,746)	(156,519)	(270,125)	(706,297)	(1,892,629)
Salary expense	(85,700)	-	(85,700)	(3,964,450)	(18,356,280)
Gain on sale of oil and gas properties	372,499	-	372,499	-	372,499

	111,831	(472,986)	(753,656)	(6,207,528)	(25,573,032)

NET OPERATING INCOME (LOSS)	111,831	(472,986)	(753,656)	(6,207,528)	(25,573,032)

OTHER ITEMS
Gain on settlement of debt	-	-	-	-	33,239
Interest income	1,800	4,353	6,597	15,845	31,135
Interest expense	(25,238)	-	(106,599)	-	(106,599)
Loss on lawsuit	(73,923)		(73,923)		(73,923)
Loss on abandonment of option deposit	-	-	-	-	(1,300,000)

NET INCOME (LOSS) BEFORE INCOME TAXES	14,470	(468,633)	(927,581)	(6,191,683)	(26,989,180)

Federal income tax benefit from continuing operations	-	1,600,000	-	2,600,000	2,600,000

INCOME/(LOSS) FROM CONTINUING OPERATIONS	14,470	1,131,367	(927,581)	(3,591,683)	(24,389,180)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	-	-	-	(192,875)	101,899
Gain on disposal of discontinued Operations, net of tax expense of $2,600,000	-	-	-	10,753,726	10,753,726
INCOME(LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	10,560,851	10,855,625

NET INCOME (LOSS) FOR THE PERIOD	$14,470	$1,131,367	$(927,581)	6,969,168	(13,533,555)

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

During the three months ended November 30, 2011, we incurred general and administrative expenses of $260,668 compared to $472,986 incurred during the three months ended November 30, 2010. These general and administrative expenses included the following:

  consulting fees of $47,740 during the three months ended November 30, 2011 (2010 - $72,982), which decreased in 2011 due to reduced drilling activity;

  management fees of $56,391 during the three months ended November 30, 2011 (2010 - $169,225), which decreased in 2011 due to reduced drilling activity;

  office and general expenses of $47,091 during the three months ended November 30, 2011 (2010 - $74,260), which decreased in 2011 due to reduced drilling activity;

  professional fees of $23,746 during the three months ended November 30, 2011 (2010 - $156,519), which decreased in 2011 due to reduced operations activity and salary expense of $85,700 during the three months ended November 30, 2011 (2010 - $Nil), which increased in 2011 due to issuance of stock options.

Our general and administrative expenses incurred during the three months ended November 30, 2011 compared to the three months ended November 30, 2010 decreased primarily due to lower management fees and professional fees.

During the three months ended November 30, 2011, we generated revenue of $372,499 related to a gain on the sale of oil and gas properties. We did not generate any revenue for the three months ended November 30, 2010.

As a result of the above, our net operating income during the three months ended November 30, 2011 was $111,831 compared to a net operating loss of $(472,986) during the three months ended November 30, 2010.

During the three months ended November 30, 2011, we recorded interest income of $1,800 (2010 - $4,353), $(25,238) of interest expense (2010 - $Nil), loss on lawsuit of $73,923 (2010 - $Nil), and $Nil in federal income tax benefit from continuing operations (2010 - $1,600,000).

As a result, our income from continuing operations and net income for the three months ended November 30, 2011 was $14,470 (2010 - $1,131,367).

Nine Months Ended November 30, 2011 Compared to Nine Months Ended November 30, 2010

During the nine months ended November 30, 2011, we incurred general and administrative expenses of $1,126,155 compared to $6,207,528 incurred during the nine months ended November 30, 2010. These general and administrative expenses included the following:

  consulting fees of $246,645 during the nine months ended November 30, 2011 (2010 - $257,443),

  management fees of $360,674 during the nine months ended November 30, 2011 (2010 - $455,881),

  marketing expenses of $Nil during the nine months ended November 30, 2011 (2010 - $596,492), which decreased in 2011 due to reduced operations activity office and general expenses of $163,011 during the nine months ended November 30, 2011 (2010 - $226,965);

  professional fees of $270,125 during the nine months ended November 30, 2011 (2010 - $706,297), which decreased in 2011 due to reduced operations activity and salary expense of $85,700 during the nine months ended November 30, 2011 (2010 - $3,964,450), which decreased in 2011 due to lower stock options being granted.

Our general and administrative expenses incurred during the nine months ended November 30, 2011 compared to the nine months ended November 30, 2010 decreased primarily due to lower salary expense, marketing expenses and professional fees.

During the nine months ended November 30, 2011, we generated revenue of $372,499 related to a gain on the sale of oil and gas properties. We did not generate any revenue for the nine months ended November 30, 2010.

As a result of the above, our net operating loss during the nine months ended November 30, 2011 was $(753,656) compared to a net operating loss of $(6,207,528) during the nine months ended November 30, 2010.

During the nine months ended November 30, 2011, we recorded interest income of $6,597 (2010 - $15,845), $(106,599) of interest expense (2010 - $Nil), loss on lawsuit of $73,923 (2010 - $Nil), and $Nil in federal income tax benefit from continuing operations (2010 - $2,600,000).

As a result, our loss from continuing operations for the nine months ended November 30, 2011 was $(927,581) (2010 – $(3,591,683)).

During the nine months ended November 30, 2011, loss from discontinued operations was $Nil (2010 - $(192,875)), and our gain on disposal of discontinued operations, net of tax expense, was $Nil (2010 - $10,753,726). As a result, our net loss for the nine months ended November 30, 2011 was $(927,581) (2010 – net income of $6,969,168).

Liquidity and Capital Resources

As of November 30, 2011, we had total current assets of $97,752 and total current liabilities of $4,740,668 resulting in a working capital deficit of $(4,642,916). At November 30, 2011, our current assets were comprised of $14,673 in cash, $66,588 in promissory note receivable and $16,491 in prepaid expenses. At November 30, 2011, current liabilities were comprised of accounts payable and accrued liabilities of $4,055,243, drilling advances of $120,425, and promissory notes payable of $565,000.

Additional funding will be required to complete our 2012 operations program. We anticipate that we will receive this funding from a variety of methods, including private placements of equity and/or debt instruments, entering into joint venture transactions with third parties, mezzanine financing, and cash flows from any successful wells.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of November 30, 2011 and February 28, 2011:

	As of	As of
	November 30, 2011	February 28, 2011
Cash	$14,673	$62,978

Working capital surplus (deficit)	$(4,642,916)	$(3,794,836)

Cash Flows from Operating Activities

For the nine months ended November 30, 2011, net cash from operating activities was $(127,463). For the nine months ended November 30, 2010, net cash used in operating activities was $(2,715,815).

Cash Flows From Investing Activities

For the nine months ended November 30, 2011, net cash flows used in investing activities was $(363,342) (2010 - $(7,315,189)), consisting of investment in oil and gas property (as well as $60,000 in promissory note receivable advances in 2010).

Cash Flows From Financing Activities

Historically, we have financed our operations primarily from either the issuance of equity or debt instruments.

For the nine months ended November 30, 2011, net cash provided by financing activities was $442,500 compared to $Nil for the nine months ended November 30, 2010. Cash flows provided by financing activities in 2011 consisted of proceeds from related party promissory notes issuance.

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

Oil and Gas Properties

Our Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 25 percent or more in the depletion rate. Our Company currently operates solely in the United States.

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

Concentrations of Credit Risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of November 30, 2011, our Company’s cash and cash equivalents did not exceed federally insured limits.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2011, the Company has no current income tax liability which is attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP offset by deductions for exploration expenditures on the Burkley-Phillips well.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of November 30, 2011.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On July 29, 2011, Frank’s Casing Crew & Rental Tools, Inc. filed a complaint against the Company in the County Court of Jones County, Mississippi, First Judicial District, alleging that the Company owed Frank’s Casing $42,454 for services rendered under an oral material and services contract, together with interest thereon at a rate of 1% per month since March 11, 2011. The parties agreed to a settlement of this matter, and on November 2, 2011, the court issued a Consent Order pursuant to which the Company is required to pay the plaintiff $43,454 on or before December 2, 2011. As of January 16, 2012, the Company had not made this payment. The Consent Order provides that in the event the Company does not pay such amount by December 2, 2011, the settlement agreement between the parties shall be rescinded and the plaintiff’s attorney shall submit and affidavit of such fact to the court, upon which the court shall enter a final judgment against the Company in the amount of $42,454, together with interest thereon at the rate of 10% per annum from April 6, 2011, and attorney’s fees in the amount of 25% of the final judgment amount, together with interest thereon in the amount provided by law from the date such final judgment is entered.

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

On July 21, 2011, Baker Hughes Oilfield Operations, Inc., Baker Oil Tools and Baker Hughes INTEQ (collectively referred to as “Baker Hughes”), filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Baker Hughes $306,054.10 for the provision of oilfield materials and related services to the Company from October 2010 through January 2011 for the Burkley-Phillips Well No. 1 and its 1280-acre unit located in Jefferson County, Mississippi (the well and said unit collectively referred to as the “Property”). On November 20, 2011, Baker Hughes filed a motion for summary judgment. In January 2012, the court granted the plaintiffs’ motion for summary judgment and entered a judgment for Baker Hughes against the Company in the total amount of $379,975.79 (consisting of $306,054.10 in principal amount due, pre-judgment interest in the amount of $23,713.29, attorney’s fees of $50,000 and other costs of $208.40) . The judgment shall bear post-judgment interest at a rate of 8% per year until paid, and the Property is subject to a statutory lien that is enforceable toward the satisfaction of the judgment.

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

We are an exploration stage oil and gas company with a history of operating losses. We expect to continue to incur losses in the foreseeable future, and may never be profitable. Although our Company has realized revenues in prior operations, as of November 30, 2011, we have an accumulated deficit during the exploration stage of $13,533,555. We do not expect positive cash flow from operations in the foreseeable future.

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

We sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010. To date, we have applied the net proceeds to: (a) fund the drilling of the Burkley-Phillips No. 1 Well on the Buena Vista prospect in Mississippi; and (b) to retire our debt to Guggenheim. Additional funding will be required to complete our 2012 operations program. We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells (if any).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document

2.1	Merger Agreement and Plan of Merger between Mainland Resources, Inc. and American Exploration Corporation dated March 22, 2010 (1)

2.2	Letter Agreement dated July 28, 2010 amending Merger Agreement (15)

2.3	Amending Agreement dated September 7, 2010, further amending Merger Agreement (15)

2.4	Amending Agreement dated December 23, 2010, further amending Merger Agreement(16)

2.5	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated March 14, 2011, amending the Merger Agreement (17)

2.6	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated May 17, 2011, amending the Merger Agreement (18)

Exhibit No.	Document

2.7	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated August 18, 2011, amending the Merger Agreement (20)

2.8	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 31, 2011, amending the Merger Agreement (22)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment, filed with Nevada Secretary of State March 11, 2008 (13)

3.3	Certificate of Amendment, filed with Nevada Secretary of State July 7, 2009 (3)

3.4	Certificate of Change filed with Nevada Secretary of State May 26, 2010 (4)

3.4	Bylaws (2)

10.1	Property Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)

10.2	Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)

10.3	Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008 (5)

10.4	Letter Agreement dated July 14, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (6)

10.5	Assignment, Conveyance and Bill of Sale between Mainland Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008 (7)

10.6	Agreement dated August 4, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (3)

10.7	Option Agreement between Mainland Resources Inc. and Westrock Land Corp. dated September 4, 2008 (3)

10.8	Agreement between Mainland Resources Inc. and VCS Group Inc. dated February 11, 2009 (3)

10.9	Senior Secured Bridge Loan by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the Lenders Signatory thereto, dated August 10, 2009 (8)

10.10	Executive Service Agreement between Mainland Resource, Inc. and Michael J. Newport, dated September 22, 2009 (9)

10.11	Executive Service Agreement between Mainland Resource, Inc. and Mark N. Witt, dated September 22, 2009 (10)

10.12

Senior Secured Advancing Line of Credit Agreement dated October 16, 2009 by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the financial institutions from time to time party thereto (11)

10.13	Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC (11)

10.14	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009 (11)

10.15	Purchase Agreement by and between Mainland Resources, Inc. and EXCO Operating Company, LP, dated March 12, 2010 (12)

10.16	Option Agreement between Mainland Resources, Inc. and Westrock Land Corp., dated June 22, 2009, as amended September 28, 2009 (13)

10.17	Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)

10.18	Operating Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)

10.19	Executive Services Agreement with Nicholas Atencio dated August 23, 2010, dated August 23, 2010 (14)

Exhibit No.	Document

10.20	Promissory Note between Mainland Resources, Inc. (as Lender) and American Exploration Corporation (as Borrower), dated September 27, 2010 (15)

10.21	Amendment to Promissory Note, dated December 23, 2010(16)

10.22	Amendment No. 2 to Promissory Note (19)

10.23	Amendment No. 3 to Promissory Note (19)

10.24	Amendment No. 4 to Promissory Note (21)

10.25	Amendment and Restatement of Lease Acquisition Agreement between the Company and Sklar Exploration Company, LLC (23)

10.26	Termination and Release Agreement dated December 21, 2011 between American Exploration Corporation and Mainland Resources Inc. (24)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer*

Notes:
*	Filed herewith.
1.	Incorporated by reference from Form 8-K filed with the SEC on March 23, 2010.
2.	Incorporated by reference from Form SB-2 filed with the SEC on April 11, 2007.
3.	Incorporated by reference from Form 10-K/A filed with the SEC on March 16, 2010.
4.	Incorporated by reference from Form 8-K filed with the SEC on May 26, 2010.
5.	Incorporated by reference from Form 8-K filed with the SEC on March 4, 2008.
6.	Incorporated by reference from Form 8-K filed with the SEC on July 18, 2008.
7.	Incorporated by reference from Form 8-K filed with the SEC on August 8, 2008.
8.	Incorporated by reference from Form 8-K filed with the SEC on August 12, 2009.
9.	Incorporated by reference from Form 8-K filed with the SEC on October 2, 2009.
10.	Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.
11.	Incorporated by reference from Form 8-K filed with the SEC on October 23, 2009.
12.	Incorporated by reference from Form 8-K filed with the SEC on March 19, 2010.
13.	Incorporated by reference from Form 10-K filed with the SEC on June 1, 2010.
14.	Incorporated by reference from Form 8-K filed with the SEC on August 26, 2010.
15.	Incorporated by reference from Form 10-Q filed with the SEC on October 12, 2010.
16.	Incorporated by reference from Form 10-Q filed with the SEC on January 10, 2011.
17.	Incorporated by reference from Form S-4/A filed with the SEC on March 18, 2011.
18.	Incorporated by reference from Form 8-K filed with the SEC on May 20, 2011.
19.	Incorporated by reference from Form 10-K filed with the SEC on June 1, 2011.
20.	Incorporated by reference from Form 8-K filed with the SEC on August 24, 2011.
21.	Incorporated by reference from Form S-4/A filed with the SEC on September 28, 2011.
22.	Incorporated by reference from Form 8-K filed with the SEC on November 4, 2011.
23.	Incorporated by reference from Form 8-K filed with the SEC on November 30, 2011.
24.	Incorporated by reference from Form 8-K filed with the SEC on December 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINLAND RESOURCES INC.

Dated: January 17, 2012	By:	“Michael J. Newport”
Michael J. Newport, Chief Executive Officer

Dated: January 17, 2012	By:	“William D. Thomas”
William D. Thomas, Chief Financial Officer