Form 10-K
period 2012-02-29
MAINLAND RESOURCES INC.
filed 2012-06-13
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-52782

MAINLAND RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0335743
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

21 Waterway Avenue, Suite 300
The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 469-5990

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

[   ] Yes     [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non–accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[   ] Yes     [X] No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of August 31, 2011, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.18 per share on a pre-reverse split basis) on that date, was approximately $14,390,000.

The registrant had 33,096,950 shares of common stock outstanding as of June 12, 2012 (on a post-reverse split basis).

MAINLAND RESOURCES INC.
Form 10–K

FORWARD-LOOKING STATEMENTS

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.

Forward-looking statements in this annual report include, but are not limited to, statements with respect to the following:

  our plans to drill certain wells on the properties in which we have interests;
  our need for additional financing;
  the competitive environment in which we operate;
  our dependence on key personnel;
  conflicts of interest of our directors and officers;
  our ability to fully implement our business plan;
  our ability to effectively manage our growth; and
  other regulatory, legislative and judicial developments.

These forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward-looking statements anticipated, believed, estimated or expected.

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

Mcf. One thousand cubic feet of natural gas or CO2.

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

Notes

*	This definition is an abbreviated version of the complete definition as defined by the SEC in Rule 4-10(a) of Regulation S- X.

PART I

ITEM 1.	BUSINESS

Corporate History

We were incorporated as Mainland Resources, Inc. under the laws of the State of Nevada on May 12, 2006 and have been engaged in the business of acquisition, exploration and development of mineral properties in the United States since our inception.

On March 11, 2008, we completed a forward stock split of twenty for one (20:1) basis. On May 29, 2008, we completed a forward stock split on a 1.5 for one (1.5:1) basis. On August 3, 2009, we completed a forward stock split on a two for 1 (2:1) basis. On March 23, 2012, we completed a reverse split on a one for ten (1:10) basis.

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “MNLU:OB.”

Our principal business offices are located at 21 Waterway Avenue, Suite 300, The Woodlands, Texas 77380, and our telephone number is (281) 362-2861.

Overview

We are a natural resource exploration company engaged in the exploration, acquisition and development of oil and gas properties in North America. We are currently focused on our interests in oil and gas prospects located in Mississippi.

Until April 22, 2010, acting primarily through our joint venture with Petrohawk, we had been concentrating on exploring and developing certain natural gas leases covering approximately 2,904 net acres in the East Holly Field of De Soto Parish, in the State of Louisiana. In early 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources (NYSE – XCO), of our interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our Company’s right, title and interest 100 feet below the base of the Cotton Valley formation in the East Holly Field. The base of the Cotton Valley formation has been defined to be 100 feet below the stratigraphic equivalent of the Cotton Valley formation. We retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,255 net acres with an estimated 65 net potential drilling locations. The five wells drilled by the original operator through the Hosston and Cotton Valley zones to the Haynesville Formation calculate as productive.

Our Buena Vista Prospect is located along the Gulf Coast Salt Basin in the Buena Vista area of Jefferson County, Mississippi. Based on proprietary information gained from previous drilling, we believe an extension of the Haynesville Shale similar to the discovery region in Louisiana may exist there.

Our Company entered into a joint area development agreement with American Exploration to jointly develop contiguous acreage comprising the Buena Vista Prospect. In early April, 2010, we, as operator, issued an Authority for Expenditure (AFE) for the Burkley-Phillips No. 1 Well that has now been drilled on the Prospect for the purpose of evaluating the Haynesville Formation (Shale). The AFE estimated the drilling cost to be approximately $8,650,000 and completion cost to be approximately $4,900,000 for a total completed well cost of approximately $13,550,000.

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

Drilling of the Burkley-Phillips No. 1 Well commenced on July 21, 2010 and the well reached the projected total depth of 22,000 feet on December 27, 2010. Production casing was set on the well shortly afterwards, in early January 2011. We engaged Stephen Schubarth, President of Schubarth, Inc., to design and supervise the fracture treatment (“frac”) of the Burkley Phillips No. 1 Well. The Burkley Phillips No. 1 Well was logged by Schlumberger. In addition, a 21-foot core was captured to a depth of 20,415 feet and has since undergone a series of analyses by Corelab that will be used in conjunction with the log results to further evaluate the reservoir and assist in completion design efforts.

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

American previously held an option to acquire interests in certain oil and gas leases (the “Leases”) pursuant to an option agreement (the “Option Purchase Agreement”) with a third party (the “Owner”). American was deemed to be in default of the Option Purchase Agreement. In accordance with the terms and provisions of the Option Purchase Agreement, in the event of a default, American was required to automatically forfeit and transfer the Leases back to the Owner. On December 12, 2011, American transferred, delivered and assigned to the Owner all of American’s interests in and to the Leases. As such, American no longer had the asset base (including the Leases) it previously had to contribute, compromising the merger with our Company.

Based on these events, we determined to mutually agree with American to terminate the Merger Agreement, and effective December 21, 2011, our Company and American entered into a termination agreement. In accordance with the terms and provisions of the termination agreement, our Company and American have agreed to release one another from any further liability as to the performance of the respective party’s duties and obligations under the Merger Agreement.

East Holly Cotton Valley/Hosston Properties- Sale

On November 23, 2011, the Company entered into an Amendment and Restatement of Lease Acquisition Agreement (the “Agreement”), dated effective as of October 1, 2011, with Sklar Exploration Company, LLC (“Sklar”). Pursuant to the Agreement, the Company sold its East Holly Leases in DeSoto Parish, Louisiana (the “Leases”) to Sklar. The Leases represent non-producing acreage, held by production, in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,640.6 net acres. These Leases had previously been retained by the Company from the Company’s sale of Haynesville Shale assets to EXCO as described above.

Pursuant to the Agreement, Sklar paid a total purchase price of $609,200 for the Leases, of which $79,200 was paid by Sklar directly to Guggenheim Energy Opportunities Fund, L.P., which held certain rights and interests in the Leases. The remaining $530,000 (representing approximately $200 per net acre) was paid by Sklar directly to a secured creditor of the Company in satisfaction of the Company’s obligation to this creditor and in exchange for the release by the creditor of a lien on the related property. The Company paid a finders’ fee of $31,800 in connection with the disposal of this property, which had a carrying value of $122,000. Revenue of $19,433 was also received on this property during fiscal 2012 resulting in a gain on disposal of $395,633.

Acquisition of Additional Buena Vista Acreage

On April 10, 2012, the Company purchased all rights, title and interest in and to approximately 5,000 net acres of oil and gas leases located in Mississippi (collectively the “Leases”). As consideration for this purchase, the Company issued 25 million shares of its capital stock (on a post-reverse split basis) at a deemed issuance price of $0.25 per share and granted a 5 percent working interest after payback of any wells drilled on the approximate 12,942 net acres held in the Company’s existing Joint Operating Agreement with American Exploration Corporation (“American”).

The Leases were previously held by American by way of the Option Purchase Agreement described above. American was unable to provide reasonable financial consideration acceptable to the owner of the Leases and was deemed to be in default of the provisions of the Option Purchase Agreement and automatically forfeited and transferred to the owner all rights under the Option Purchase Agreement including, but not limited to, the acquired properties, and the owner retained all payments made by American under the Option Purchase Agreement and all improvements made to the acquired properties. On December 12, 2011, American entered into a transfer of oil, gas and mineral leases with the owner (the “Transfer of Leases”), pursuant to which American transferred, delivered and assigned to the owner all of American’s interests in and to those certain Leases.

Oil And Gas Properties

Louisiana

East Holly Field, De Soto Parish

As indicated above, during our fiscal year ended February 29, 2012, we sold our East Holly Field leases.

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

We entered into a letter agreement with American Exploration effective September 17, 2009, to jointly develop contiguous acreage known as the Buena Vista area located in Jefferson County, Mississippi (see Figure 2 – Location Map). Under our agreement with American Exploration: (i) we and American Exploration each agreed to commit at least 5,000 net acres to the joint development project; (ii) we will be the operator of project; (iii) we agreed to pay 80% of the initial well drilling and completion costs, to earn a 51% working interest in the well and the total joint development project; and (iv) American Exploration agreed to pay 20% of the initial well drilling and completion costs to earn a 49% working interest in the well and the total joint development project. The agreement also contemplates that the future costs of the joint development project, including drilling and completions, will be split in accordance with the respective working interests of the parties.

Figure 1: Location Map - Buena Vista Prospect Buena Vista Area, Mississippi

Prior to entering into our joint area development agreement with American Exploration, we entered into an option agreement with Westrock Land Corp., a private Texas corporation (“Westrock”), on June 22, 2009, to acquire approximately 8,000 net acres in mineral oil and gas leases located in the Buena Vista area. Under our option agreement with Westrock, we agreed to acquire a 100% working interest and a minimum 75% net revenue interest in the leases upon payment of certain acquisition costs per net mineral acres by August 31, 2009. On September 28, 2009, the option agreement was amended to expand the acreage to include an additional 225 acres, thereby increasing coverage under the option agreement to 8,225 net acres, and to extend the time for closing. At that time, we agreed to advance a payment of $300,000 towards the total purchase price on August 31, 2009. We paid an additional $900,000 towards the purchase price on October 13, 2009, and the final installment of $2,090,060 on November 3, 2009, for a total purchase price of $3,290,060.

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

Burkley-Phillips No. 1 Well

Extensive historic and proprietary data from a previous well drilled on the Buena Vista, combined with petrochemical analysis reviewed by Mainland’s land and geological teams provided the basis for drilling the Burkley-Phillips No. 1 Well to the deeper Haynesville Formation.

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

We captured a 21-foot full core of the Haynesville Shale from the Burkley-Phillips No. 1 Well (taken from 20,415 feet to 20,436 feet measured depth) in early December, 2010, when the well was at a depth of 20,471 feet. The core was transported to the Houston, Texas facilities of Core Laboratories NV’s Core Lab Petroleum Services Division for comprehensive core analysis, with the view to determining potential volumes of gas in place within the matrix, porosity, permeability, gas quality, mineralogy and total organic content.

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

The initial core analysis results also confirmed that mineralogy and total organic carbon percentage measured are within prospective ranges for the shale-dominated reservoir encountered. Porosity, permeability and water saturation values were also calculated. These values were plotted against other known gas producing shale reservoirs, and were used to “fingerprint” the reservoir, allowing our Company to draw direct comparisons with regards to shale gas potential.

We believe that the laboratory measurement of gas filled porosity supports the multiple mud log gas shows we saw while drilling the well through the captured core interval.

The information received from first series of core analyses is being incorporated into a broader assessment coordinated by our Company’s land, geology and management teams. We plan to provide continual reports on further interpretation as additional analyses are completed as part of our Company’s anticipated updates.

As disclosed in our news release dated February 23, 2011, we have engaged Stephen Schubarth, President of Schubarth, Inc., to design and supervise the fracture treatment (“frac”) of the Burkley Phillips No. 1 Well. Mr. Schubarth has nearly 30 years of experience with companies including Halliburton Energy Services, Chevron U.S.A., Inc., and Arco Oil & Gas. His expertise includes production and reservoir engineering, well completion design and production enhancement. Notably, Mr. Schubarth consulted directly with Leor Energy on designing the fracture stimulation for its Amoruso Prospect, which was a very successful Bossier Sand play in East Texas. Leor’s Amoruso Prospect, which has since been sold to a subsidiary of Encana, has several similarities to our Buena Vista Prospect. The gas-bearing reservoir in both areas is within the Late Jurassic period and has a thickness of 2,000 to 3,000 feet. The succession consists of stacked shales and tight sandstones trapped within a very high pressure, high temperature environment. Amoruso has also been developed using vertical wells with a fracture design and treatment expected to be similar to that needed at Buena Vista. Accordingly, we believe that Mr. Schubarth is well-positioned to design and supervise the fracture treatment of our well.

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

Our Company’s Board of Directors determined that, based on the results of our due diligence investigation of the underlying properties, it was not in the best interests of our Company and its stockholders to proceed with the acquisition and development of the leases covered by our option agreement with Westrock dated September 3, 2008. Therefore, we and Westrock agreed to the termination of the option agreement without any further obligation on the part of either party. In accordance with the terms of our option agreement with Westrock, we forfeited our deposit of $1,300,000.

Acquisition of Additional Buena Vista Acreage

As indicated above, subsequent to our year ended February 29, 2012, on April 10, 2012, we purchased all rights, title and interest in and to approximately 5,000 net acres of oil and gas leases located in Mississippi (collectively the “Leases”). As consideration for this purchase, the Company issued 25 million shares of its capital stock (on a post-reverse split basis) at a deemed issuance price of $0.25 per share and granted a 5 percent working interest after payback of any wells drilled on the approximate 12,942 net acres held in the Company’s existing Joint Operating Agreement with American Exploration Corporation (“American”).

The Leases were previously held by American by way of an Option Purchase Agreement. American was unable to provide reasonable financial consideration acceptable to the owner of the Leases and was deemed to be in default of the provisions of the Option Purchase Agreement and automatically forfeited and transferred to the owner all rights under the Option Purchase Agreement including, but not limited to, the acquired properties, and the owner retained all payments made by American under the Option Purchase Agreement and all improvements made to the acquired properties. On December 12, 2011, American entered into a transfer of oil, gas and mineral leases with the owner (the “Transfer of Leases”), pursuant to which American transferred, delivered and assigned to the owner all of American’s interests in and to those certain Leases.

Reserves

New SEC Disclosure Requirements

On January 14, 2009, the SEC published the final rules for “Modernization of Oil and Gas Reporting” in the Federal Register, which apply to oil and gas reserves estimates disclosed in registration statements and annual reports containing financial statements for fiscal years ending on or after December 31, 2009. The new disclosure requirements supersede SEC Industry Guide 2 and are consolidated in new Subpart 1200 of Regulation S-K, and include certain revisions and additions to the definition section of Rule 4-10 of Regulation S-X. In addition, the amendments concurrently align the full cost accounting rules with the revised disclosures.

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

Internal Controls

Our Company’s senior management, under the supervision of our Board of Directors, is responsible for the preparation of our estimates of reserves. Our reserves are estimated at the property level and compiled for reporting purposes by our external engineers with input from our senior management. Reserves are reviewed and approved internally by our senior management and audit committee. As of our fiscal year ended February 29, 2012, Michael J. Newport, our President and Chief Executive Officer, was the person at our Company primarily responsible for overseeing the preparation of our reserves estimates.

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

As part of the Company’s internal control process, we performed a year-to-year reconciliation. The Company’s senior management determined that there was no need for a look-back analysis due to the Company’s decision to sell the Haynesville Shale asset. At the time the Company negotiated the sale of the asset, we used estimates of remaining reserves to determine fair value.

Qualifications of responsible technical persons

Michael J. Newport

Michael J. Newport, our Company’s President and Chief Executive Officer, has been actively involved in petroleum land management for nearly thirty years, with experience in all phases of oil and gas land management and expertise in acquisitions, operations, divestitures, agreement preparation, negotiations, CAD mapping and broker supervision.

Mr. Newport started his career with Amoco in its New Orleans office in May 1979 where he spent two years. He was actively involved in supervising brokers and writing all forms of land contracts for North and South Louisiana, Mississippi, Alabama and Florida.

In 1981, Mr. Newport became a district landman for Harkins & Company in its Jackson, Mississippi office where he spent four years assembling drilling prospects and all land activities associated with operations in Mississippi, Alabama, Florida and Louisiana. From 1985 to 1989, Mr. Newport was posted to Harkins & Company’s Oklahoma City office where he had the same responsibilities for Oklahoma and Arkansas as well as Mississippi, Alabama, Florida and Louisiana.

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

We Have No Proved Oil And Natural Gas Reserves

As indicated above, on March 12, 2010, Mainland entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its interest in the Haynesville Shale portion of the East Holly Field leases, for approximately $28,159,000. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of Mainland’s right, title and interest below the base of the Cotton Valley formation in the East Holly Field, Desoto Parish, Louisiana, and included the interests that Mainland then held in the Griffith 11-1 well and the Dehan et al, both of which are located in the East Holly Field.

As a result of the sale of our interest in the Haynesville Shale portion of the East Holly Field leases, we had no proved oil and natural gas reserves at February 29, 2012, based on the definitions and disclosure guidelines of the SEC contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule, released January 14, 2009 in the Federal Register.

Drilling Activity

Fiscal Year Ended February 29, 2012

There was no drilling activity during the year ended February 29, 2012. Focus was on planning a completion program for the Burkley-Phillips #1 well in the second half of 2012 when the well site is accessible after flood season in Mississippi.

Fiscal Year Ended February 28, 2011

In April 2010, we engaged RAPAD Drilling & Well Service, Inc. to drill the Burkley-Phillips No. 1 well on our Buena Vista Prospect. Drilling commenced on July 21, 2010 and the well reached the projected total depth of 22,000 feet on December 27, 2010. Our total drilling cost was approximately $10,200,000. We have not yet determined whether the well is productive. This will be evaluated when the completion program is conducted in the second half of 2012.

The table below sets forth the results of drilling activities during the periods indicated:

Years Ended
	February 29 2012(1)		February 28, 2011(1)
	Gross	Gross	Gross	Net
Exploratory Wells
Productive(2)	-	-	-	-
Dry	-	-	-	-
Total Exploratory	-	-	-	-
Development Wells	-	-
Productive(1)	-	-	-	-
Dry	-	-	-	-
Total Development	-	-	-	-
Total Wells	-	-
Productive(1)	-	-	-	-
Dry	-	-	-	-
Total	-	-	-	-

Notes:

1.

In April 2010, we engaged RAPAD Drilling & Well Service, Inc. to drill the Burkley-Phillips No. 1 well on our Buena Vista Prospect, which is currently our only drilling project. Drilling commenced on July 21, 2010 and the well reached the projected total depth of 22,000 feet on December 27, 2010. [We engaged in additional post-drilling completion work on the well during the fiscal year ended February 29, 2012. We have not yet determined whether the well is productive pending results of completion program scheduled for second half of 2012

2.

Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.

Production Information

We had no oil and gas production prior to the fiscal year ended February 28, 2011, and no oil and gas production during the fiscal year ended February 29, 2012.

Net Production, Average Sales Price And Average Production Costs

The table below sets forth the net quantities of gas production (net of all royalties, overriding royalties and production due to others) attributable to us for fiscal years ended February 29, 2012 and February 28, 2011, and the average sales prices, average costs per unit of production.

Year Ended
East Holly Field (Haynesville Shale),(1)	February 29,	February 28,
De Soto Parish, Louisiana	2012	2011
Net Production:
Natural Gas (Mcf)	-	-
Natural Gas Equivalent (Mcf)	-	-
Average Daily Production (Mcf)	-	-
Average Sales Price Per Unit	-
Natural Gas (per Mcf)	$-	$-
Natural Gas Equivalent (per Mcf)	-	-
Average Cost per Mcf	-
Production	-
Direct lifting costs	$-	$-
Workover and other	-	-
Taxes other than income	-	-
Gathering transportation and other	-	-

Note:

1.

On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases. This agreement provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field. Although the transaction closed on April 22, 2010, it had an effective date of January 1, 2010. We retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,255 net acres with an estimated 65 net potential drilling locations, but had no productive oil or natural gas wells on the property or on our Buena Vista Prospect during the fiscal years ended February 28, 2011 and February 29, 2012. We sold our remaining interest in the East Holly Field during our fiscal year ended February 29, 2012.

Productive Wells as of Fiscal Year End

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of February 29, 2012, February 28, 2011 and 2010. Shut-in wells currently not capable of production are excluded from producing well information.

	Year Ended
	February 29, 2012(1)		February 28, 2011(1)		February 28, 2010
	Gross(2)	Net(3)	Gross(2)	Net(3)	Gross(2)	Net(3)
Oil	-	-	-	-	-	-
Natural Gas	-	-	-	-	2	0.33
Total	-	-	-	-	2	0.33

Notes:

1.

On March 12, 2010, we entered into a purchase and sale agreement for the sale to EXCO Operating Company, LP, a wholly owned subsidiary of Exco Resources, of its remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases. This agreement, which closed on April 22, 2010 with an effective date of January 1, 2010, provided for the sale of all of our right, title and interest below the base of the Cotton Valley formation in the East Holly Field. We retained all of the rights in all formations above the base of the Cotton Valley formation in the East Holly Field, encompassing 2,021 net acres with an estimated 65 net potential drilling locations, but had no productive oil or natural gas wells on the property or on our Buena Vista Prospect during the fiscal years ended February 28, 2011 and February 29, 2012. We sold our remaining interest in the East Holly Field during our fiscal year ended February 29, 2012.

2.	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

3.

Net wells represent our working interest share of each well. The term “net” as used in “net production” throughout this document refers to amounts that include only acreage or production that we own and produce to our interest, less royalties and production due to others.

Summary Of Developed And Undeveloped Acreage Interests

We own interests in developed and undeveloped oil and natural gas acreage in Mississippi. Our ownership interests take the form of working interests in oil and natural gas leases that have varying terms. The following table presents a summary of our acreage interests as of February 29, 2012:

Prospect	Developed Acreage(1)		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Buena Vista – Haynesville/Bossier	-	-	18,081	17,375	18,081	17,375

Note:

1.	Consists of acres spaced or assignable to productive wells.

As of February 29, 2012, we had 14,084 net acres scheduled to expire by February 28, 2013, if production is not established or we take no other action to extend the terms. We plan to continue the terms of these licenses through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.

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

Capitalized Costs Relating To Oil And Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization:

		Year Ended
	February 29,	February 28,	February 28,
	2012	2011	2010
		(in thousands)
Evaluated oil and natural gas properties	$-	$-	$7,916
Unevaluated oil and natural gas properties	14,536	14,686	3,534
	14,536	14,686	11,450
Accumulated depletion, depreciation and amortization	-	-	(1,147)
	$14,536	$14,686	$10,303
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

Federal Regulation Of Natural Gas

The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980’s, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC’s purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminate or substantially reduce the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCL”) and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as a hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

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

The National Environmental Policy Act (“NEPA”) is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements (“EIS”) in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of our properties may be acreage located on federal land. The Bureau of Land Management’s issuance of drilling permits and the Secretary of the Interior’s approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for wilful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force to discontinue certain operations altogether.

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

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Risks Related to our Company

We have a history of operating losses and there can be no assurance we will be profitable in the future.

We are an exploration stage oil and gas company with a history of operating losses. We expect to continue to incur losses in the foreseeable future, and may never be profitable. Although our Company has realized revenues in prior operations, as of February 29, 2012, we have an accumulated deficit during the exploration stage of $(14,167,011). Further, we sold our interest in the East Holly Field leases, and we no longer have interests in any producing oil and gas properties. Accordingly, we do not expect positive cash flow from operations in the foreseeable future.

Our Company’s continuation as a going concern is dependent upon our ability to fund ongoing operations, carry out our business plan, and ultimately to attain profitable operations, all of which is uncertain.

Our Company’s continuation as a going concern is dependent upon our ability to fund ongoing operations, carry out our business plan and ultimately to attain profitable operations, all of which is uncertain. Our audited financial statements for the year ended February 29, 2012 contain additional note disclosures to this effect, and the audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition, the report of our Company’s independent registered public accounting firm accompanying our audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

We sold our remaining 40% interest in the Haynesville Shale portion of the East Holly Field leases for $28,159,604 on April 22, 2010, with an effective date of January 1, 2010. To date, we have applied the net proceeds to (a) fund the drilling of the Burkley-Phillips No. 1 Well on the Buena Vista prospect in Mississippi; and (b) to retire our debt to Guggenheim. On November 23, 2011, we entered into an Amendment and Restatement of Lease Acquisition Agreement (the “Agreement”), dated effective as of October 1, 2011, with Sklar Exploration Company, LLC (“Sklar”). Pursuant to the Agreement, we sold our East Holly Leases in DeSoto Parish, Louisiana (the “Leases”) to Sklar. Pursuant to the Agreement, Sklar paid a total purchase price of $609,200 for the Leases, of which $79,200 was paid by Sklar directly to Guggenheim Energy Opportunities Fund, L.P., which held certain rights and interests in the Leases. The remaining $530,000 was paid by Sklar directly to a secured creditor of the Company in satisfaction of the Company’s obligation to this creditor and in exchange for the release by the creditor of a lien on the related property.

Additional funding will be required to complete our 2012 operations program. We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells (if any).

Furthermore, if the results of our initial exploratory drilling activities on the Buena Vista Prospect justify further work on the properties, we will require significant additional financing in order to continue our exploration activities and, if warranted, to undertake any development activities. Our exploration and development of, and participation in, what could evolve into an increasing number of oil and gas prospects may require substantial capital expenditures.

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

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities. Our prospects are in the stage of preliminary evaluation and assessment. We have drilled the Burkley-Phillips No. 1 Well on the Buena Vista prospect in Mississippi and drilling was finished in December 2010. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable.

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

Risks Related to our Common Stock

We have not paid any dividends and do not foresee paying dividends in the future.

Payment of dividends on our common stock is within the discretion of our board of directors and will depend upon our future earnings (if any), our capital requirements, financial condition and other relevant factors. We do not currently anticipate declaring any dividends in the foreseeable future.

The market price of our common shares is relatively volatile and could cause investor loss. An investor should not consider an investment in our stock unless the investor is capable of sustaining an economic loss of the entire investment.

The market price of a publicly traded stock, especially a resource issuer whose shares are quoted on the OTC Bulletin Board like our Company, is affected by many variables in addition to those directly related to exploration successes or failures. Such factors include the general condition of market for resource stocks, the strength of the economy, the availability and attractiveness of alternative investments, and the breadth of the public market for the stock. The effect of these and other factors on the market price of our common shares suggests our shares will continue to be volatile. Therefore, investors could suffer significant losses if the price of our shares is depressed or the market is illiquid when an investor seeks liquidity and needs to sell our shares. Our securities are highly speculative, and an investor should not consider an investment in its stock unless the investor is capable of sustaining an economic loss of the entire investment.

Our common stock is subject to the “penny stock rules” of the SEC, which makes transactions in our common stock cumbersome and may reduce the value of an investment in its common stock.

Our common stock is currently quoted on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market for its securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease our principal office space located at 21 Waterway Avenue, Suite 300, The Woodlands, Texas 77380, at a rental cost of approximately $2,400 monthly. The lease may be cancelled at any time with a thirty day notice.

The oil and gas properties in which we have an interest are described above under “Item 1. Business.”

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

A complaint was filed in the second judicial district court in Washoe County, Nevada by Avasha Group, Ltd. (“Avasha”) on November 18, 2009 (such complaint as amended November 23, 2009) against the Company and certain other unnamed defendants. Avasha alleges that on or about April 21, 2008, Avasha entered into a private placement subscription agreement with the Company to purchase 500,000 units from the Company (on a pre-reverse split basis, with each unit consisting of one share of the Company’s common stock and one-half of one stock purchase warrant, together, the “Securities”) for a total purchase price of $500,000. Avasha alleges that it paid such purchase price to the Company but the Securities were not delivered to Avasha. Avasha alleges that it is entitled to delivery of such Securities, as adjusted to take into account subsequent stock split(s) by the Company. Mainland believes that this claim is without merit and intends to vigorously defend this matter. There has been no change in the status of this matter during the period covered by this report.

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

On November 10, 2011, Smith International, Inc. (“Smith”) filed a complaint against the Company in the District Court of Harris County, Texas, alleging that the Company owed Smith $16,462.89 for services rendered by Smith. On May 4, 2012, Smith and the Company agreed to a judgment against the Company for services rendered in the total amount of $22,131.98 (consisting of $16,462.89 in principal amount due, pre-judgment interest in the amount of $1,169.09 and attorney’s fees in the amount of $4,500). The judgment shall bear post-judgment interest at a rate of 6% per year until paid and there are contingent attorneys’ fees in the event of an appeal in the amount of $7,500 for an appeal to the Court of Appeals and an additional $7,500 in the event that the Company further appeals to the Supreme Court of Texas.

On October 25, 2011, Weathorford International, Inc. (“Weathorford”) filed a complaint against the Company in the District Court of Harris County, Texas, alleging that the Company owed Weathorford $141,784.82 for services rendered by Weathorford. On May 4, 2012, Weathorford and the Company agreed to a judgment against the Company for services rendered in the total amount of $157,588.14 (consisting of $141,784.82 in principal amount due, pre-judgment interest in the amount of $10,803.32 and attorney’s fees in the amount of $5,000). The judgment shall bear post-judgment interest at a rate of 6% per year until paid and there are contingent attorneys’ fees in the event of an appeal in the amount of $7,500 for an appeal to the Court of Appeals and an additional $7,500 in the event that the Company further appeals to the Supreme Court of Texas.

On May 23, 2012, Quality Drilling Fluids, Inc. (“Quality Drilling”) filed a complaint against the Company in the U.S. District Court for the Southern District of Mississippi, alleging that the Company owed Quality Drilling $659,433.57 for provision of various muds and chemicals used in the drilling of the Burkley-Phillips #1 well. Quality Drilling has alleged that it is entitled to unspecified interest and attorney’s fees. The litigation is pending as of the date of this report.

On May 29, 2012, Rig Managers, Inc. (“Rig Managers”) filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Rig Managers $54,763.39 for services including supervision of drilling activities during the drilling of the Burkley-Phillips #1 well. Rig Managers has alleged that it is entitled to unspecified interest and attorney’s fees. The litigation is pending as of the date of this report.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “MNLU:OB” on approximately May 24, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated, adjusted to give retroactive effect to stock splits. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid(1)	Low Bid(1)
February 29, 2012	$2.00	$0.46
November 30, 2011	$3.49	$0.82
August 31, 2011	$4.00	$1.70
May 31, 2011	$8.00	$2.80
February 28, 2011	$10.00	$4.70
November 30, 2010	$5.50	$2.80
August 31, 2010	$8.40	$3.70
May 31, 2010	$16.10	$7.10

Note:

1.	Prices adjusted to reflect the Company’s 1:10 reverse stock split completed on March 23, 2012.

As of June 13, 2012, we had approximately thirteen shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

May 2008 Forward Stock Split

On May 12, 2008, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a one-and-one-half for one (1.5:1) forward stock split. This forward split was effectuated on May 29, 2008 upon filing the appropriate documentation with the Financial Industry Regulatory Authority, Inc. This forward split increased our issued and outstanding shares of common stock from 26,410,000 to 39,615,000 shares of common stock. At the time the Company effected this forward split, due to an administrative oversight, a Certificate of Change to effect a simultaneous 1.5:1 increase of the Company’s authorized common stock was not filed with the Nevada Secretary of State. The Company has rectified this administrative oversight by filing a Certificate of Change with the Nevada Secretary of State to effect, as of May 26, 2010, the 1.5:1 increase of the Company’s authorized common stock.

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

As a result of these forward splits and increases of our authorized share capital, as of our fiscal year ended February 29, 2012, our authorized share capital was 600,000,000 shares of common stock, with a par value of $0.0001 per share.

Reverse Stock Split

On February 17, 2012, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a one for ten (1:10) reverse stock split. This reverse split was effectuated on March 23, 2012 upon filing the appropriate documentation with the Financial Industry Regulatory Authority, Inc. and was effective under Nevada corporate law as of March 7, 2012. This forward split reduced the issued and outstanding shares of common stock from 80,969,502 to 8,096,950 shares of common stock. Pursuant to Nevada corporate law, at the time of the reverse split of our issued and outstanding stock, our authorized share capital was also decreased on a 1:10 basis.

As a result of this reverse stock split and decrease of our authorized share capital, as of March 23, 2012 our authorized share capital is 60,000,000 shares of common stock, with a par value of $0.0001 per share.

Securities Authorized For Issuance Under Compensation Plans

We have one equity compensation plan, the Mainland Resources Inc. 2008 Stock Option Plan (the “2008 Plan”). The table set forth below presents information relating to our equity compensation plans as of February 29, 2012:

Number of
	Securities to be	Weighted-Aver
	Issued upon	age Exercise
	Exercise of	Price of	Number of Securities
	Outstanding	Outstanding	Remaining Available for
	Options,	Options,	Future Issuance Under
	Warrants and	Warrants and	Equity Compensation Plans
	Rights	Rights	(Excluding Column (A))
Plan Category	(A)	(B)	(C)

Equity Compensation Plans Approved by Securityholders:	-0-	-0-

Equity Compensation Plans Not Approved by Securityholders:

2008 Stock Option Plan	1,360,000	$10.20	140,000

Total:	1,360,000	$10.20	140,000

2008 Stock Option Plan

On April 7, 2008, our Board of Directors ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 440,000 options to acquire common shares with terms of up to 10 years. Subsequently, our Board of Directors ratified, approved and amended the Stock Option Plan increasing the allowable grant as follows: to 760,000 options effective July 9, 2008, to 1,200,000 options effective September 22, 2009 and to 1,500,000 options effective March 22, 2010.

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

Incentive Stock Options

The 2008 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the “Incentive Stock Options”). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this annual report, no Stock Options have been exercised.

Recent Sales Of Unregistered Securities

During our fiscal year ended February 29, 2012, we did not have any sales of unregistered securities.

As reported in our Current Report on Form 8-K as filed with the SEC on April 12, 2012, subsequent to our fiscal year ended February 29, 2012, on April 10, 2012 we issued 25,000,000 shares of restricted common stock (on a post-reverse split basis), at a deemed issuance price of $0.25 per share. We relied on an exemption from the registration requirements under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and/or Section 4(2).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended February 29, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Not required because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended February 29, 2012 and February 28, 2011 should be read in conjunction with our most recent audited consolidated financial statements for the years ended February 29, 2012 and February 28, 2011, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Fiscal Year Ended February 29, 2012 Compared To Fiscal Year Ended February 28, 2011

We did not generate any revenue during our fiscal year ended February 29, 2012 or our fiscal year ended February 28, 2011.

During our fiscal year ended February 29, 2012, we incurred general and administrative expenses of $1,230,402 compared to $7,822,551 incurred during our fiscal year ended February 28, 2011. These general and administrative expenses included the following:

  consulting fees of $430,150 during our fiscal year ended February 29, 2012 (2011 - $339,558), which increased as we ramped up consulting services while conducting the evaluation of our drilling program;

  management fees of $410,154 during our fiscal year ended February 29, 2012 (2011 - $632,600), which decreased in 2012 due to a reduction of management upon completing the drilling of the Burkley-Phillips well;

  marketing expenses of Nil during our fiscal year ended February 29, 2012 (2011 - $612,992), which decreased in 2012 as the Company did not conduct any activity in this area;

  office and general expenses of $213,568 during our fiscal year ended February 29, 2012 (2011 - $297,171), which decreased in 2012 due to a reduced operating program;

  professional fees of $366,976 during our fiscal year ended February 29, 2012 (2011 - $820,335), which decreased in 2012 due to a reduced operating program;

  stock based compensation of $85,700 during our fiscal year ended February 29, 2012 (2011 - $5,119,895), which decreased due to less stock options granted during the period;

  impairment on oil and gas properties of $119,487 during our fiscal year ended February 29, 2012 (2011- Nil);

  Gain on sale of oil and gas properties of $395,633 during our fiscal year ended February 29, 2012 (2011-Nil) relating to the sale of the East Holly property.

Our general and administrative expenses incurred during our fiscal year ended February 29, 2012 compared to our fiscal year ended February 28, 2011 decreased primarily due to a decrease in salary expenses from $5,119,895 in 2011 to $85,700 in 2012.

As a result, our net operating loss during our fiscal year ended February 29, 2012 was $1,230,402 compared to a net operating loss of $7,822,551 during our fiscal year ended February 28, 2011.

During our fiscal year ended February 29, 2012, we recorded other income and expenses in the amount of $(330,635), consisting of interest income of $7,208 (2011 - $16,069), interest expense of $(263,920) (2011-Nil) and a loss on lawsuit of $(73,923) (2011-Nil).

As a result of the above, our Loss from continuing operations during the fiscal year ended February 29, 2012 was $(1,561,037) (2011-$(5,206,482).

During our fiscal year ended February 29, 2012, our loss from discontinued operations was Nil (2011 - $(204,272)) and our gain on disposal of discontinued operations, net of tax expense, was Nil (2011-$10,753,726). As a result, our net loss for our fiscal year ended February 29, 2012 was $(1,561,037) (2011 – $5,342,972).

Liquidity And Capital Resources

As of February 29, 2012, our current assets were $81,008 (2011 - $161,194) and our current liabilities were $5,200,822 (2011 - $3,956,030), which resulted in a working capital deficit of $5,119,814 (2011 – $3,794,836). As of February 29, 2012, our current assets were comprised of $1,484 in cash, $67,200 in loan receivable and $12,324 in prepaid expenses. As of February 29, 2012, current liabilities were comprised of accounts payable and accrued liabilities of $3,749,992, drilling advances of $120,413, due to related parties of $715,417 and promissory note payable of $615,000.

As of February 29, 2012, our total assets were $14,616,592 (2011 - $14,847,137), comprised of: (i) current assets in the amount of $81,008 (2011 - $161,194), and (ii) unproved oil and gas properties, , in the amount of $14,535,584 (2011 - $14,685,943)..

Stockholders’ equity decreased from $10,891,107 as of February 28, 2011 to $9,415,770 as of February 29, 2012.

We anticipate that we will incur additional expenses of approximately $8,000,000 for the post-drilling completion work on the Burkley-Phillips No. 1 Well. We anticipate that we will receive this funding from a variety of methods, including private placements of equity and/or debt instruments, entering into joint venture transactions with third parties, mezzanine financing, and cash flows from any successful wells.

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

Cash and Working Capital

The following table sets forth our cash and working capital as of February 29, 2012 and February 28, 2011:

	As of	As of
	February 29, 2012	February 28, 2011

Cash	$1,484	$62,978

Working capital surplus (deficit)	$(5,199,338)	$(3,794,836)

Cash Flows From (Used In) Operating Activities

For our fiscal year ended February 29, 2012, net cash used in operating activities was $(166,760). Our net loss for the period was ($1,561,037). Net cash flows used in operating activities was adjusted by $85,700 in stock-based compensation, by $119,487 for impairment on oil and gas properties and by $(395,633) on the gain on sale of oil and gas properties. Net cash flows related to operating activities was further changed by $25,892 in changes to prepaid expenses, $(7,200) in changes to accrued interest income, $919,273 in changes to accounts payable and accrued liabilities, $575,090 in changes to due to related parties and $71,668 in changes to drilling advances.

For our fiscal year ended February 28, 2011, net cash used in operating activities was $2,976,311. Our net loss for the period was ($5,342,972). Net cash flows used in operating activities was adjusted by ($2,600,000) in income tax benefit and $5,119,895 in stock-based compensation. Net cash flows related to operating activities was further changed by ($6,298) in changes to prepaid expenses, $48,745 in changes to drilling advances ($458,432) in changes to accounts payable and accrued liabilities and $126,261 in changes to due to related parties.

Cash Flows From Investing Activities

For our fiscal year ended February 29, 2012, net cash flows used in investing activities was ($391,300), consisting of investment in oil and gas property.

For our fiscal year ended February 28, 2011, net cash flows used in investing activities was ($8,335,595), consisting of investment in oil and gas property of ($8,275,595) and ($60,000) in a promissory note receivable advance.

Cash Flows From Financing Activities

Historically, we have financed our operations primarily from either the issuance of equity and debt instruments.

For our fiscal year ended February 29, 2012, net cash provided by financing activities was $496,566 compared to $652,500 for our fiscal year ended February 28, 2011. Cash flows provided by financing activities in 2012 consisted of related party promissory notes payable of $496,566 (2011-$652,500).

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Plan Of Operation And Funding

As indicated above, as of February 29, 2012, we had current assets of $1,484 and current liabilities of $5,200,822, resulting in a working capital deficit of $(5,199,338). As noted above, we anticipate that we will incur additional expenses of approximately $8,000,000 for the post-drilling completion work on the Burkley-Phillips No. 1 Well. However, additional funding will be required to complete our 2012 operations program. We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells.

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

We were previously required to pay 72% of the total cost to drill and complete the Burkley-Phillips No. 1 Well, for a 45.9% working interest. Due to American Exploration’s inability to make its contribution in response to the cash call, we will now pay 90% of the total cost of the well to earn a 72% interest, and Guggenheim Energy Opportunities, LLC (“Guggenheim”) will pay 10% of the total cost to earn an 8% interest.

Other than our retired debt to Guggenheim as of February 28, 2011, we did not have any material commitments for capital expenditures as of February 29, 2012.

Tabular Disclosure of Contractual Obligations

The following table provides information regarding our known contractual obligations as of February 29, 2012:

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

Going Concern

The independent auditors’ report accompanying our February 29, 2012, February 28, 2011 and 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

MAINLAND RESOURCES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 29, 2012
(Audited)

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	February 29,	February 28,
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$1,484	$62,978
Promissory note receivable	67,200	60,000
Prepaid expenses	12,324	38,216

TOTAL CURRENT ASSETS	81,008	161,194

OIL AND GAS PROPERTIES, (Note 3)
Unproved	14,535,584	14,685,943

TOTAL OIL AND GAS PROPERTIES	14,535,584	14,685,943

TOTAL ASSETS	$14,616,592	$14,847,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,749,992	$3,118,524
Due to related parties (Note 7)	715,417	136,261
Drilling advances (Note 3)	120,413	48,745
Promissory note payable (Note 7)	615,000	652,500

TOTAL CURRENT LIABILITIES	5,200,822	3,956,030

CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (Note 5)
Common stock, 60,000,000 shares authorized with $0.0001 par value Issued and outstanding – 8,096,950 common shares (February 28, 2011 – 8,096,950)	809	809
Additional paid-in-capital	23,581,972	23,496,272
Deficit accumulated during exploration stage	(14,167,011)	(12,605,974)

TOTAL STOCKHOLDERS’ EQUITY	9,415,770	10,891,107

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,616,592	$14,847,137

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

				Inception
	Year Ended	Year Ended	Year Ended	(May 12, 2006)
	February 29,	February 28,	February 28,	to February 29,
	2012	2011	2010	2012

GENERAL AND ADMINISTRATIVE INCOME (EXPENSES)

Consulting fees	$(430,150)	$(339,558)	$(311,334)	$(1,676,416)
Management and rent fees-related party (Note 7)	(410,154)	(632,600)	(250,164)	(1,433,738)
Marketing expenses	-	(612,992)	(560,025)	(2,094,124)
Office and general	(213,568)	(297,171)	(123,101)	(775,886)
Professional fees	(366,976)	(820,335)	(490,858)	(1,989,480)
Impairment on oil and gas properties	(119,487)	-	-	(119,487)
Salary expense (Note 6)	(85,700)	(5,119,895)	(1,148,000)	(18,356,280)
Gain on sale of oil and gas properties (Note 3)	395,633	-	-	395,633

	(1,230,402)	(7,822,551)	(2,883,482)	(26,049,778)

NET OPERATING INCOME (LOSS)	(1,230,402)	(7,822,551)	(2,883,482)	(26,049,778)

OTHER ITEMS
Gain on settlement of debt	-	-	-	33,239
Interest income	7,208	16,069	1,070	31,746
Interest expense	(263,920)	-	-	(263,920)
Loss on lawsuit	(73,923)	-	-	(73,923)
Loss on abandonment on option deposit (Note 3)	-	-	(1,300,000)	(1,300,000)

INCOME (LOSS) BEFORE INCOME TAXES	(1,561,037)	(7,806,482)	(4,182,412)	(27,622,636)

Federal income tax benefit from continuing operations	-	2,600,000	-	2,600,000

INCOME/(LOSS) FROM CONTINUING OPERATIONS	(1,561,037)	(5,206,482)	(4,182,412)	(25,022,636)

DISCONTINUED OPERATIONS
Income/(loss) from discontinued operations	-	(204,272)	(34,575)	101,899
Gain on disposal of discontinued operations, net of tax expense of $2,600,000	-	10,753,726	-	10,753,726

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	10,549,454	(34,575)	10,855,625

NET INCOME/(LOSS) FOR THE PERIOD	$(1,561,037)	$5,342,972	$(4,216,987)	$(14,167,011)

BASIC AND DILUTED LOSS PER COMMON SHARE:
From continuing operations	$(0.19)	$(0.06)	$(0.05)
From discontinued operations	0.00	0.13	0.00

	$(0.19)	$0.07	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	8,096,950	8,096,950	8,096,950

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	8,154,271	8,154,271

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY 12, 2006 (INCEPTION) TO FEBRUARY 29, 2012
(Audited)

	Common Stock			Deficit
				accumulated
	Number of		Additional	during	Stockholders’
	Shares	Amount	Paid in Capital	exploration stage	Equity

Balance, May 12, 2006	-	$-	$-	$-	$-
Common stock issued for cash at $0.000143 per share – June 15, 2006	1,200,000	120	52	-	172
Common stock issued for mineral properties at $0.00715 per share – July 15, 2006	621,000	62	4,378	-	4,440
Common stock issued for cash at $0.00715 per share – October 6, 2006	2,502,000	250	17,642	-	17,892
Donated Services and rent	-	-	5,793	-	5,793
Foreign currency translation adjustment	-	-	-	-	195
Net loss for the period	-	-	-	(11,256)	(11,256)

Balance, February 28, 2007	4,323,000	432	27,865	(11,256)	17,236
Common stock issued for cash at $0.0085 per share - October 15, 2007	2,400,000	240	20,212	-	20,452
Donated services and rent	-	-	8,627	-	8,627
Foreign currency translation adjustment	-	-	-	-	(617)
Net loss for the year	-	-	-	(144,523)	(144,523)

Balance, February 29, 2008	6,723,000	672	56,704	(155,779)	(98,825)
Common stock issued for cash at $3.30 per share – May 1, 2008 to July 22, 2008	1,200,000	120	3,999,880	-	4,000,000
Foreign currency translation adjustment	-	-	-	-	422
Stock based compensation	-	-	12,002,685	-	12,002,685
Net loss for the year	-	-	-	(13,576,180)	(13,576,180)

Balance, February 28, 2009	7,923,000	792	16,059,269	(13,731,959)	2,328,102
Common stock issued for consulting agreement at $17.80 per share – March 17, 2009	500	0	8875	-	8,875
Common stock issued exercise of warrants at $6.70 per share – April 30 – June 1, 2009	172,950	17	1,152,983	-	1,153,000
Common stock issued for consulting agreement at $14.50 per share – June 1, 2009	500	0	7,250	-	7,250
Stock based compensation	-	-	1,148,000	-	1,148,000
Net loss for the year	-	-	-	(4,216,987)	(4,216,987)

Balance, February 28, 2010	8,096,950	809	18,376,377	(17,948,946)	428,240
Stock based compensation	-	-	5,119,895	-	5,119,895
Net income for the year	-	-	-	5,342,972	5,342,972

Balance, February 29, 2011	8,096,950	809	23,496,272	(12,605,974)	10,891,107
Stock based compensation	-	-	85,700	-	85,700
Net loss for the year	-	-	-	(1,561,037)	(1,561,037)

Balance, February 29, 2012, audited	8,096,950	$809	$23,581,972	$(14,167,011)	$9,415,770

The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

				Inception
				(May 12,
	Year Ended	Year Ended	Year Ended	2006) to
	February 29,	February 28,	February 28,	February 29,
	2012	2011	2010	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(1,561,037)	$5,342,972	$(4,216,987)	$(14,167,011)
Less: (income) loss from discontinued operations	-	(10,549,454)	34,575	(10,855,625)
Adjustments to reconcile net loss to net cash used in operating activities:
- Income tax benefit	-	(2,600,000)	-	(2,600,000)
- Non-cash mineral property losses		-	1,300,000	1,271,201
- Stock-based compensation (Note 6)	85,700	5,119,895	1,148,000	18,356,280
- Non-cash consulting fees (Note 5)	-	-	16,125	16,125
- Donated services and expenses	-	-	-	14,420
- Impairment on oil and gas property	119,487	-	-	119,487
- Gain on sale of oil and gas property	(395,633)	-	-	(395,633)
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Accrued interest income	(7,200)	-	-	(7,200)
- Prepaid expenses	25,892	(6,298)	(31,918)	(12,324)
- Accounts payable and accrued liabilities	919,273	(458,432)	630,814	1,298,146
- Due to related parties	575,090	126,261	10,000	575,090
- Drilling advances	71,668	48,745	-	120,413

NET CASH USED IN OPERATING ACTIVITIES	(166,760)	(2,976,311)	(1,109,391)	(6,266,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas property	(391,300)	(8,275,595)	(3,412,436)	(12,150,531)
Proceed from the sale of oil and gas property	530,000	-	-	530,000
Promissory note receivable advances	-	(60,000)	-	(60,000)
Deposit on properties	-	-	(200,000)	(1,300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	138,700	(8,335,595)	(3,612,436)	(12,980,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	-	3,988,516
Proceeds from exercised warrants	-	-	1,153,000	1,153,000
Payment on promissory note-related party	(530,000)	-	-	(530,000)
Promissory note payable – related party	496,566	652,500	-	1,149,066
Advances from related party	-	-	-	83,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	(33,434)	652,500	1,153,000	5,843,821

CASH FROM (USED IN) DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities	-	21,800,972	1,001,764	22,731,637
Net cash provided by (used in) investing activities	-	(1,410,227)	(7,251,574)	(9,326,812)
Net cash provided by (used in) financing activities		(10,278,485)	10,278,485	-

NET CASH FROM DISCONTINUED OPERATIONS	-	10,112,260	4,028,675	13,404,825

INCREASE (DECREASE) IN CASH	(61,494)	(547,146)	459,848	1,484
CASH, BEGINNING OF PERIOD	62,978	610,124	150,276	-

CASH, END OF PERIOD	$1,484	$62,978	$610,124	$1,484

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES (Refer to Note 9)
The accompanying notes are an integral part of these financial statements.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

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

Effective March 23, 2012, the Company completed a reverse stock split by the issuance of 1 new share for each 10 outstanding shares of the Company's common stock (Notes 5 and 10). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

Going concern
The Company commenced operations on May 12, 2006. Although the Company has realized revenues, as of February 29, 2012, the Company has an accumulated deficit during the exploration stage of $14,167,011. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financials do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. To date, the Company has funded its initial operations by way of private placements of common stock, advances from related parties and bridge loan financing. During fiscal 2009, the Company completed a private placement of $4,000,000 at $3.30 per unit with each unit consisting of one common share and one half warrant at $6.70 per share exercisable for a period of one year from issuance (refer to Note 6). In addition, during fiscal 2010, 172,950 warrants were exercised at $6.70 for net proceeds to the Company of $1,153,000. In fiscal 2011, the Company raised $650,000 through a promissory note (refer to Note 8). During the twelve month period, a further $495,000 was raised under the same promissory note. On August 10, 2009, the Company closed a $3,500,000 bridge loan financing which was replaced effective October 16, 2009 with a secured senior line of credit for $40,000,000 of which $10,278,485 had been advanced as of February 28, 2010. During fiscal 2011, the entire outstanding balance owed on the secured line of credit was repaid from the sale of assets (refer to Note 3).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on May 12, 2006 in the State of Nevada. The Company’s fiscal year end is February 28.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of February 29, 2012, there have been no asset retirement obligations recorded.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Financial instruments
The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. As of February 29, 2012, the Company’s cash and cash equivalents do not exceed federally insured limits.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. At February 28, 2012, the Company has a current income tax liability of $Nil. The original balance of $2,600,000 recorded during the period was attributable to the net taxable gain realized from the sale of the Haynesville Shale assets in the East Holly prospect to Exco Operating Company, LP which has been fully offset by deductible exploration costs incurred on the drilling of the Burkley-Phillips #1 well in Mississippi (see Note 3).

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
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

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

Pursuant to the Agreement, Sklar paid a total purchase price of $609,200 for the Leases, of which $79,200 was paid by Sklar directly to Guggenheim Energy Opportunities Fund, L.P., which held certain rights and interests in the Leases. The remaining $530,000 (representing approximately $200 per net acre) was paid by Sklar directly to a secured creditor of the Company (refer to Note 8) in satisfaction of the Company’s obligation to this creditor and in exchange for the release by the creditor of a lien on the related property. The Company paid a finders’ fee of $31,800 in connection with the disposal of this property, which had a carrying value of $122,000. Revenue of $19,433 was also received on this property during fiscal 2012 resulting in a gain on disposal of $395,633.

Buena Vista -Mississippi Haynesville/Bossier Prospect
On June 23, 2009, the Company signed an Option Agreement with Westrock Land Corp to acquire approximately 8,000 net acres in mineral oil and gas leases located in the State of Mississippi. In accordance with the terms and provisions of the Option Agreement; (i) the Company will acquire a 100% working interest and a minimum 75% net revenue interest in the Leases; (ii) the Company has agreed to pay certain acquisition costs per net mineral acres by August 31, 2009. On August 28, 2009, the Company amended the Option Agreement to expand the acreage to include an additional 225 acres thus aggregating approximately 8,225 net acres subject to the Option Agreement. The Company further agreed to advance a payment of $300,000 towards the total purchase price of the acreage under the Option Agreement on August 31, 2009. On October 13, 2009 the Company paid an additional $900,000 towards the purchase price of the property and paid the final instalment of $2,090,060 on November 3, 2009 for a total purchase price of $3,290,060. During fiscal 2010 the Company acquired approximately an additional 861 net acres for $122,376 and in fiscal 2011 the Company acquired approximately an additional 8,573 net acres at a cost of $556,258. As a result of the lapsing of certain leases, the Company's total acreage as of February 29, 2012 is approximately 16,595 net acres, with net revenue interests ranging from 71.00% to 78.34% . Total cost to date of acquiring leases is $3,967,962.

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

As at February 29, 2012, the Company held $120,413 in drilling advances from Guggenheim Partners LLC ( 2011: $48,475).

The Company conducted an impairment analysis on the carrying value of the Burkley-Phillips No. 1 well and the related lease acreage for the period ended February 29, 2012 and determined that no impairment was necessary. Management considered several factors in the impairment analysis including evaluation of technical results from log and core analysis which indicate the presence of significant high-pressure gas, which may be present over most of the acquired acreage, that justifies a completion program that is forecast to be conducted in the second half of 2012. Key indicators were also evaluated to determine that sufficient progress had been made over the last 12 months including maintaining the commitment of all the key technical members of the operations team both with the Company and third party service providers, significant progress in designing the well completion program which is very complex for the depths under which the completion will be conducted with a focus on safety and precision, continued development of an economic and financial model to accurately evaluate the potential value of a gas project especially in light of recent improvements in the liquefied natural gas market and expected transportation systems to Asia and an evaluation of existing pipelines and the potential to expand those facilities. Management believes that a reasonable time frame for a gas prospect which has deep, high pressure gas from inception to initial production is 2-4 years given the complex nature of drilling and operating in the area as there must be a focus on detailed data analysis and program planning. The Company has determined that it must first complete the well and review the flow results before any further decision is made on impairment.

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

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

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

As a result of not completing the Burkley-Phillips #1 well prior to December 31, 2011 in accordance with its contractual obligations, American Exploration forfeited its 20% working interest in the 5,000 acre parcel that it had originally secured from Westrock. Effective December 12, 2011, the Leases were returned to Westrock land Corporation (“Westrock”). Effective April 26, 2012, Mainland completed a Purchase and Sale Agreement with Westrock, pursuant to which Mainland has now acquired the 5,000 acre parcel defaulted on by American Exploration from Westrock, in consideration of the issuance from treasury by the company of 25,000,000 shares of restricted common stock, at a deemed issuance price of $0.25 per share, to Westrock ( Note 10).

The Company’s Oil and Gas properties are made up as follows:

	February 29,	February 28,
	2012	2011

Oil and Gas Properties:
Proved, subject to depletion	$-	$-
Unproved, not subject to depletion	14,535,584	14,685,943

	14,535,584	14,685,943
Accumulated depletion	-	-

Total Oil and Gas Properties	$14,535,584	$14,685,943

The following is a summary of the transactions involving the Company’s unproven properties not subject to depletion:

	Acquisition	Development
	Costs	Costs	Total

Balance, February 29, 2010	$3,534,436	$-	$3,534,436
Incurred during the period	11,151,507	-	11,151,507

Balance, February 28, 2011	14,685,943	-	14,685,943
Incurred during the period	91,128	-	91,128
Impairment on oil and gas properties	(119,487)		(119,487)
Sale of properties during the period	(122,000)	-	(122,000)

Balance, February 29, 2012	$14,535,584	$-	$14,535,584

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

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

On September 27, 2010, the Company approved an unsecured promissory loan of $60,000 to AEC. The note had an original maturity date of December 31, 2010 and an interest rate of 12% per annum. The maturity date of this loan was extended to October 31, 2011. Upon termination of the Merger with AEC, the loan became an unsecured promissory note due on demand. As of February 29, 2012, a total of $7,200 of interest has been accrued in connection with this loan.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

NOTE 5– STOCKHOLDERS’ EQUITY

       (a) Share Capital
The Company’s capitalization is 60,000,000 common shares with a par value of $0.0001 per share.

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

On March 22, 2010 the Board of Directors increased the allowable number of options to be granted from 1,200,000 shares to 1,500,000 shares. Effective February 23, 2012 the Company filed a Certificate of Change with the Nevada Secretary of State in order to effect a reverse split of the Company’s authorized and issued common stock on a one new share for ten old share (1:10) basis. The reverse stock split became effective under Nevada corporate law as of March 7, 2012 and with the OTC Bulletin Board at the opening of trading on March 23, 2012. As a result of the reverse stock split, the Company’s authorized share capital decreased from 600,000,000 shares of common stock to 60,000,000 shares of common stock and the Company’s issued and outstanding share capital decreased from 80,969,502 shares of common stock to 8,096,950 shares of common stock.

Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect these stock splits on a retroactive basis.

       (b) Private Placements

On June 15, 2006, the Company issued 1,200,000 unregistered shares of common stock at $0.000143 per share for proceeds of $172.

On October 6, 2006, the Company issued 2,502,000 unregistered shares of common stock at a price of $0.00715 per share for proceeds of $17,892.

On October 15, 2007, the Company issued 2,400,000 unregistered shares of common stock at a price of $0.0085 per share for proceeds of $20,452.

Between May 1, 2008 and July 22, 2008, the Company completed a private placement of 1,200,000 unregistered units at $3.30 per unit for proceeds of $4,000,000. Of this amount, $50,000 was by way of a settlement of debt and the remaining $3,950,000 was received in cash. Each unit consists of one common share and one-half non-transferable share purchase warrant; one whole non-transferable purchase warrant is exercisable at $6.70 per share for a period of one year from the date of issuance ending on May 1, 2009.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

NOTE 5– STOCKHOLDERS’ EQUITY (continued)

       (c) Other Issuances

On July 15, 2006, the Company issued 621,000 shares of common stock at a price of $0.0071 per share on settlement of $4,440 for mineral property acquisition.

On March 17, 2009, the Company issued 500 shares of common stock at an estimated fair value of $17.80 per share as per the terms of a consulting agreement that became effective March 1, 2009.

On June 15, 2009, the Company issued 500 shares of common stock at an estimated fair value of $14.50 per share as per the terms of a consulting agreement that became effective March 1, 2009.

On April 10, 2012, the Company issued 25,000,000 shares of common stock at an estimated fair value of $0.25 per share as per the terms of the Purchase and Sale Agreement with Westrock Land Corporation ( Note 10).

       (d) Share Purchase Warrants

On April 29, 2009, the Company extended the expiration of 600,000 warrants from May 1, 2009 to June 1, 2009.

During the year ended February 28, 2010, a total of 172,950 warrants were exercised at $6.70 per share with net proceeds of $1,153,000 to the Company and the remaining 427,050 warrants expired unexercised.

NOTE 6 – STOCK OPTION PLAN

On April 7, 2008, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company allowing for the grant of up to 440,000 options to acquire common shares with terms of up to 10 years. Subsequently, the Board of Directors of the Company ratified, approved and amended the Stock Option Plan increasing the allowable grant as follows: to 760,000 options effective July 9, 2008, to 1,200,000 options effective September 22, 2009 and to 1,500,000 options effective March 22, 2010. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of Directors, on April 7, 2008, the Company granted 420,000 fully vested stock options to certain officers, directors and management of the Company at $5.90 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $2,457,000 and was determined using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, between July 9, 2008 and August 19, 2008, the Company granted a total of 270,000 fully vested stock options to certain officers and directors of the Company at prices ranging from $21.00 per share to $31.80 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $7,157,685 and was determined using the Black-Scholes option pricing model with the following assumptions; expected lives of 5 years, risk free interest rates ranging from 3.07% - 3.12%, dividend yields of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

NOTE 6 - STOCK OPTION PLAN (continued)

As approved by the Board of Directors, on November 18, 2008, the Company granted a total of 50,000 fully vested stock options to a director of the Company at $25.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated to be $1,182,500 and was determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.22%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, on February 4, 2009, the Company granted a total of 60,000 fully vested stock options to two directors of the Company at $15.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,197,000 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.91%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

Also effective February 4, 2009, the Company cancelled 180,000 previously granted and fully vested options to a former director at $5.90 per share and re-priced to $15.00 per share, 320,000 previously granted and fully vested options with original exercise prices ranging from $21.00 per share to $31.80 per share with all other terms remaining unchanged from the original issuances. The estimated incremental fair value resulting from the modification of these options of $8,500 was recorded as a stock based compensation expense in 2009.

As approved by the Board of Directors, on August 14, 2009, the Company granted a total of 80,000 fully vested stock options to two directors of the Company at $15.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,148,000 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.51%, a dividend yield of 0% and expected volatility of 260% and was recorded as a stock based compensation expense in 2009.

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Mark Witt, the Chief Financial Officer/Treasurer of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company would pay Mr. Witt a monthly salary of $10,000; (ii) the Company would grant an aggregate of 300,000 stock options (the "Stock Options") to Mr. Witt under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 150,000 Stock Options would vest when the Company successfully raised equity funding in the amount of $10,000,000 and (b) 50,000 Stock Options would vest when the Company completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (c) 50,000 Stock Options would vest at the one year anniversary date of the Trading Date, and (d) 50,000 Stock Options would vest at the second year anniversary date of the Trading Date. The exercise price at each vesting date would be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. On March 23, 2010 Mr. Witt resigned as the Chief Financial Officer/Treasurer of the Company. Under the terms of his separation and release agreement with the company dated March 26, 2010, Mr. Witt was paid a severance of $77,419, and in lieu of the above mentioned stock options previously awarded being cancelled, he was granted 50,000 common stock options, exercisable for two years at an exercise price of $12.50 per share.

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year executive service agreement with Michael J. Newport, the President/Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Newport a monthly salary of $15,000; (ii) the Company would grant an aggregate of 150,000 stock options (the "Stock Options") to Mr. Newport under its 2008 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 50,000 Stock Options would vest when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"); (b) 50,000 Stock Options would vest at the one year anniversary date of the Trading Date, and (c) 50,000 Stock Options would vest at the second year anniversary date of the Trading Date. The exercise price at each vesting date shall be the lesser of (a) the thirty-day weighted average price of the Company's shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above. As approved by the Board of Directors on April 8, 2010, the 150,000 stock options noted above were cancelled and replaced by a grant of 50,000 fully vested stock options with an exercise price of $14.70 per share for a term of 10 years.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

NOTE 6 - STOCK OPTION PLAN (continued)

Effective August 23, 2010, the Board of Directors authorized the execution of a two-year executive service agreement with Nicholas W. Atencio, the Chief Executive Officer and a director of the Company (the "Executive Service Agreement"). In accordance with the terms and provisions of the Executive Service Agreement: (i) the Company shall continue to pay Mr. Atencio a monthly salary of $25,000; (ii) the Company would grant an aggregate of 350,000 stock options (the "Stock Options") to Mr. Atencio under its 2010 Stock Option Plan, as amended (the "Stock Option Plan"), with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 150,000 Stock Options shall vest on the effective date of the executive services agreement at an exercise price of $4.40 per share and (b) a further 75,000 Stock Options would vest upon successful completion by the Company during the term of the executive agreement of an equity or debt financing of at least $5 million and (c) a further 75,000 Stock options would vest upon successful closing by the Company during the term of the executive services agreement of an agreement with any third party investing equity partner which allows for the initiation of drilling on the Cotton Valley/Hosston formations in the East Holly Field located in Louisiana and (d) a further 50,000 Stock Options would vest when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities") during the term of the executive services agreement. The exercise price at each vesting date for items (b), (c) and (d) shall be equal to the 15 previous days weighted average closing share price of the Company's common shares from the date of successful completion of the requirements for vesting.

On April 8, 2010, the 150,000 stock options noted above were cancelled and replaced by a grant of 50,000 fully vested stock options with an exercise price of $14.70 per share for a term of 10 years to replace the agreement of September 22, 2009. The total fair value of these options at the date of grant was estimated at $581,900 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 109.9% and was recorded as a stock based compensation expense in fiscal 2011.

As approved by the Board of Directors, on March 18, 2010, the Company granted a total of 100,000 stock options to a consultant of the Company at $11.50 per share for terms of ten years with such terms and provisions of the grant, including exercise price and duration of exercise period, to be determined at the time of grant as follows: (a) 10,000 Stock Options vesting immediately on effective date (b) 20,000 Stock Options vesting 90 days after effective date, (c) 20,000 Stock Options vesting 180 days after effective date and (d) 50,000 Stock Options vesting when the Company has completed its listing and commences trading of its shares of common stock with a designated trading symbol (the "Trading Date") with the NYSE Amex Equities, formerly known as the American Stock Exchange ("NYSE Amex Equities"). The total fair value of the initial 10,000 options as of March 18, 2010 was estimated at $99,660 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.44%, a dividend yield of 0% and expected volatility of 111.2% and was recorded as a stock based compensation expense in 2011. The total fair value of the second tranche of 20,000 options as of June 16, 2010 was estimated at $183,200 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.06%, a dividend yield of 0% and expected volatility of 98.3% and was recorded as a stock based compensation expense in fiscal 2012. The total fair value of the third tranche of 20,000 options as of September 14, 2010 was estimated at $75,180 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.43%, a dividend yield of 0% and expected volatility of 219.0% and was recorded as a stock based compensation expense in fiscal 2011.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

NOTE 6 – STOCK OPTION PLAN (continued)

As approved by the Board of Directors, on April 5, 2010, the Company granted a total of 45,000 fully vested stock options to five consultants of the Company at $14.00 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $509,040 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.75%, a dividend yield of 0% and expected volatility of 92.1% and was recorded as a stock based compensation expense in fiscal 2011.

As approved by the Board of Directors, on April 8, 2010, the Company granted a total of 150,000 fully vested stock options to two officers and directors of the Company at $15.50 per share for terms of ten years. The total fair value of these options at the date of grant was estimated at $1,733,250 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 109.9% and was recorded as a stock based compensation expense in fiscal 2011.

On February 2, 2011, the Company granted a total of 135,000 stock options to a consultant of the Company at $7.50 per share for a term of 10 years. The total fair value of these options at the date of grant was estimated at $876,690 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 2.10%, a dividend yield of 0% and expected volatility of 107.4% and was recorded as a stock based compensation expense in fiscal 2011.

On October 20, 2011, the Company granted a total of 100,000 stock options to a consultant of the Company at $1.00 per share for a term of 10 years. The total fair value of these options at the date of grant was estimated at $85,700 and determined using the Black-Scholes option pricing model with the following assumptions; an expected life of 5 years, a risk free interest rate of 1.07%, a dividend yield of 0% and expected volatility of 105.5% and was recorded as a stock based compensation expense in fiscal 2012.

The Company’s stock option activity for the period ended February 29, 2012 is summarized as follows:

		Weighted average exercise	Weighted average remaining
	Number of Options	Price per share	In contractual life (in years)

Balance, February 28, 2010	700,000	$11.90	8.49
Granted	630,000	10.20	-
Exercised	-	-	-
Expired / cancelled	(20,000)	14.00	-

Balance, February 28, 2011	1,310,000	11.00	8.06
Granted	100,000	1.00	-
Exercised	-	-	-
Expired/cancelled	(50,000)	14.70	-

Balance, February 29, 2012	1,360,000	$10.20	7.21

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

NOTE 7– RELATED PARTY TRANSACTIONS

The balance due to related parties of $715,417 at February 29, 2012 (2011 - $136,261) is due to officers, directors, and a company controlled by a director and/or shareholder of the Company and is unsecured, non-interest bearing and payable on demand.

The Company paid a total of $410,154 in management fees to officers and directors of the Company for the year ended February 29, 2012 (2011 - $632,600).

The Company has paid $80,640 to an officer and director of the Company to provide office space and office services for the year ended February 29, 2012 (2011 - $53,840).

During fiscal 2011, a shareholder advanced $650,000 to the Company pursuant to a Demand secured Promissory Note which bears interest at 10% per annum. During the twelve months ended February 29, 2012, the shareholder advanced a further $495,000 on the same terms as the original advances. As described further in Note 3, in connection with the sale of the East Holly properties by the Company, the purchaser assumed and paid $530,000 of these amounts resulting in a total of $615,000 owing to this shareholder. In addition, as at February 29, 2012, accrued interest was $92.953 which has been included in accounts payable and accrued liabilities. The Demand Secured Promissory Note had a due date of June 30, 2011. The due date was subsequently extended to July 31, 2011 and is currently due on demand. The Company entered into a general security agreement with the Secured Party in connection with this Demand Secured Promissory Note, and pursuant to the terms of the general security agreement, the Company filed UCC-1 financing statements in Louisiana, Mississippi and Texas and a Personal Property Security Act filing in British Columbia.

NOTE 8 – INCOME TAXES

The Company has adopted the FASB ASC 740-10, “Income Taxes”. As of February 29, 2012, February 28, 2011, and February 28, 2010, the Company had net operating loss carry forwards of approximately $6,161,601; $4,805,750 and $4,779,401, respectively that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

During the year ended February 29, 2012 the Company realized a gain for tax purposes in connection with the discontinued operations disposal as described in Note 9. After utilizing all of the then available operating loss carryforwards, the Company had an estimated tax liability of approximately $2,600,000. This tax liability was further reduced to $Nil through the utilization of a portion of the operating loss carryforwards that resulted from operations from the date of the disposal through February 29, 2012.

The provision for income taxes consisted of the following components for the years ended February 29, 2012 February 28, 2011 and February 28, 2010:

	2012	2011	2010
Current:
Federal	35.0%	35.0%	35.0%
State	0.0%	0.0%	0.0%
Deferred:	-	-	-
Total income tax provision	35.0%	35.0%	35.0%

Components of net deferred tax assets, including a valuation allowance, are as follows at February 29:

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

	2012	2011	2010
Deferred tax assets:
Net operating loss carryforward	$6,161,601	$4,805,750	$4,779,401

Total deferred tax assets	$2,156,560	$1,682,013	$1,672,790
Less: Valuation Allowance	(2,156,560)	(1,682,013)	(1,672,790)

Net Deferred Tax Assets	$-	$-	$-

The valuation allowance for deferred tax assets as of February 29, 2012, February 28, 2011 and February 28, 2010 was $2,156,560, $1,682,013 and $1,672,790, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 29, 2012, February 28, 2011 and February 28, 2010.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental cash flow information and non-cash investing and financing activities for the period are as follows:

				Inception
		Year Ended		(May 12, 2006)
	February 28,			to February 29,
	2012	2011	2010	2012

Cash paid for interest	$-	$172,458	$201,159	$373,617
Cash paid for income taxes	$-	$-	$-	$-
Common stock issued for acquisition of mineral property	$-	$-	$-	$4,440
Common stock issued for consulting fees	$-	$-	$16,125	$16,125
Common stock issued for satisfaction of liability	$-	$-	$-	$50,000
Oil and gas properties acquired through change in A/P	$173,085	$2,875,912	$-	$3,048,997
Donated services and rent	$-	$-	$-	$14,420

NOTE 10 –CONTINGENCIES

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

On June 2, 2011, R& R Rentals and Hotshot, Inc. (“R&R Rentals”) filed a complaint against Mainland in the county court of the second judicial district of Jones County, Mississippi. R&R Rentals, which alleges that it is engaged in the business of furnishing equipment and services for use in oilfield work, alleges that it furnished certain goods, equipment and services to Mainland with a value of $73,500. R&R Rentals is seeking a judgement for $73,500 plus $24,500 as attorney fees. On October 11, 2011, the court entered a judgment in favor of R&R Rentals for the principal sum of $73,500, attorneys' fees of $2,500, and interest on the principal amount of 4% per year from January 1, 2011. This amount has been accrued for as of February 29, 2012.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

On July 29, 2011, Frank's Casing Crew & Rental Tools, Inc. filed a complaint against the Company in the County Court of Jones County, Mississippi, First Judicial District, alleging that the Company owed Frank's Casing $42,454 for services rendered under an oral material and services contract, together with interest thereon at a rate of 1% per month since March 11, 2011. The parties agreed to a settlement of this matter, and on November 2, 2011, the court issued a Consent Order pursuant to which the Company is required to pay the plaintiff $43,454 on or before December 2, 2011. As of January 16, 2012, the Company had not made this payment. The Consent Order provides that in the event the Company does not pay such amount by December 2, 2011, the settlement agreement between the parties shall be rescinded and the plaintiff's attorney shall submit and affidavit of such fact to the court, upon which the court shall enter a final judgment against the Company in the amount of $42,454, together with interest thereon at the rate of 10% per annum from April 6, 2011, and attorney's fees in the amount of 25% of the final judgment amount, together with interest thereon in the amount provided by law from the date such final judgment is entered. This amount has been accrued for as of February 29, 2012.

On August 26, 2011, Richard E. Johnson, Inc. filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Johnson $97,464 for purchases of fuel by the Company from Johnson. Johnson has also alleged that it is entitled to unspecified interest and attorneys fees. As of February 29, 2012, the litigation is pending.

In June and July 2011, five (5) liens were filed in the real property records of Jefferson County, Mississippi, against the Company's Buena Vista project relating to alleged payments owed by the Company to five creditors in an aggregate amount of approximately $1,155,000.

On July 21, 2011, Baker Hughes Oilfield Operations, Inc., Baker Oil Tools and Baker Hughes INTEQ (collectively referred to as "Baker Hughes"), filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Baker Hughes $306,054.10 for the provision of oilfield materials and related services to the Company from October 2010 through January 2011 for the Burkley-Phillips Well No. 1 and its 1280-acre unit located in Jefferson County, Mississippi (the well and said unit collectively referred to as the "Property"). On November 20, 2011, Baker Hughes filed a motion for summary judgment. In January 2012, the court granted the plaintiffs' motion for summary judgment and entered a judgment for Baker Hughes against the Company in the total amount of $379,975.79 (consisting of $306,054.10 in principal amount due, pre-judgment interest in the amount of $23,713.29, attorney's fees of $50,000 and other costs of $208.40) . The judgment shall bear post-judgment interest at a rate of 8% per year until paid, and the Property is subject to a statutory lien that is enforceable toward the satisfaction of the judgment. This amount has been accrued for as of February 29, 2012.

On November 10, 2011, Smith International Inc. ("Smith") filed a complaint against the Company in the District Court of Harris County, Texas, alleging that the Company owed Smith $16, 462.89 for services rendered by Smith. On May 4, 2012, Smith and the Company agreed to a judgment against the Company for services rendered in the total amount of $22,131.98 ( consisting of $16,462.89 in principal amount due, pre-judgment interest in the amount of $1,169.09 and attorney's fees in the amount of $4,500. The judgment shall bear post-judgment interest at a rate of 6% per year until paid and there are contingent attorneys' fees in the event of an appeal in the amount of $7,500 for an appeal to the Court of Appeals and an additional $7,500 in the event that the Company further appeals to the Supreme Court of Texas.

On October 25, 2011, Weathorford International Inc. ("Weathorford") filed a complaint against the Company in the District Court of Harris County, Texas, alleging that the Company owed Weathorford $141,784.82 for services rendered by Weathorford. On May 4, 2012, Weathorford and the Company agreed to a judgment against the Company for services rendered in the total amount of $157,588.14 ( consisting of $141,784.82 in principal amount due, pre-judgment interest in the amount of $10,803.32 and attorney's fees in the amount of $5,000. The judgment shall bear post-judgment interest at a rate of 6% per year until paid and there are contingent attorneys' fees in the event of an appeal in the amount of $7,500 for an appeal to the Court of Appeals and an additional $7,500 in the event that the Company further appeals to the Supreme Court of Texas.

MAINLAND RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012, FEBRUARY 28, 2011
(Audited)

On May 23, 2012, Quality Drilling Fluids Inc. ("Quality Drilling") filed a complaint against the Company in the US District Court for the Southern District of Mississippi, alleging that the Company owed Quality Drilling $659,433.57 for provision of various muds and chemicals used in the drilling of the Burkley-Phillips #1 well. Quality Drilling has alleged that it is entitled to unspecified interest and attorney's fees. The litigation is pending as of the date of this report.

On May 29, 2012, Rig Managers Inc. ("Rig Managers") filed a complaint against the Company in the Circuit Court of Jefferson County, Mississippi, alleging that the Company owed Rig Managers $54,763.39 for services including supervision of drilling activities during the drilling of the Burkley-Phillips #1 well. Rig Managers has alleged that it is entitled to unspecified interest and attorney's fees. The litigation is pending as of the date of this report.

NOTE 10 - SUBSEQUENT EVENTS

Effective with the OTC Bulletin Board at the opening for trading on March 23, 2012, Mainland Resources Inc. (the "Company") effected a reverse stock split of its authorized and issued and outstanding shares of common stock on a one new share for ten old shares basis (1:10) (the "Reverse Split"). The Reverse Split was effective under Nevada corporate law as of March 7, 2012, pursuant to the Certificate of Change that was previously filed with the Nevada Secretary of State on February 23, 2012, which is attached as an exhibit to this Current Report on Form 8-K.

As a result of the Reverse Split, the Company's authorized share capital decreased from 600,000,000 shares of common stock to 60,000,000 shares of common stock and correspondingly, the Company's issued and outstanding share capital decreased from 80,969,502 shares of common stock to 8,096,950 shares of common stock.

On March 28, 2012, Mainland Resources, Inc. (the "Company") entered into a Purchase and Sale Agreement (the "Agreement") with Westrock Land Corporation ("Westrock"). Pursuant to the Agreement the Company agreed to purchase certain oil and gas properties and assets located in the State of Texas from Westrock (collectively, the "Assets").

Pursuant to the Agreement the Company issued 25,000,000 shares of common stock, par value $0.001 per share, having a value equal to $6,250,000, to Westrock in order to acquire the Assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 29, 2012, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on this evaluation, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 29, 2012.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of February 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon this assessment, our management determined that our internal control over financial reporting as of February 29, 2012 was not effective.

Management identified the following material weaknesses in internal control over financial reporting: the Company does not maintain an adequate purchasing/accounts payable system and does not adequately and timely apply closing procedures. Management has resolved these weaknesses by instituting improved and timely monthly reconciliations between joint interest billings and recorded accounts payables as well as improving the management review process for closing to ensure any adjustments are identified and recorded in a timely basis. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with Company
Michael J. Newport	57	President, Chief Executive Officer and a director
William D. Thomas	60	Secretary/Treasurer, Chief Financial Officer and a director
Peter G. Wilson	43	Director
Gerry Jardine	60	Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Michael J. Newport. Mr. Newport has been our President since February 29, 2008, and served as our Chief Executive Officer between February 29, 2008 and August 23, 2010. Mr. Newport previously served as a director of our Company from February 29, 2008 until December 3, 2009. Mr. Newport was reappointed as our Chief Executive Officer and as a director effective February 14, 2011.

Mr. Newport has over thirty years of experience in all phases of oil and gas land management with expertise in acquisitions, operations, divestitures, agreement preparation, negotiations, CAD mapping and broker supervision. He started his career with Amoco in their New Orleans office in May 1979 where he spent two years. Mr. Newport was actively involved in supervising brokers and writing all forms of land contracts for North and South Louisiana, Mississippi, Alabama and Florida. He then became a district landman for Harkins & Company in their Jackson, Mississippi office where he spent four years assembling drilling prospects and all land activities associated with operations in Mississippi, Alabama, Florida and Louisiana. The next four years were spent in Harkin’s Oklahoma City office where he had the same responsibilities for Oklahoma and Arkansas as well as Mississippi, Alabama, Florida and Louisiana. Mr. Newport then joined Greenhill Petroleum in 1989 in Houston, Texas, where he was the land manager for six years in their Permian Basin Region. In addition to land management activities, Mr. Newport was responsible for acquisitions and divestitures. After leaving Greenhill, Mr. Newport has spent the last sixteen years managing brokers for West Texas, South Texas, East Texas, Oklahoma and North Louisiana as well as performing all landman management activities for various operators actively drilling and completing wells in these areas.

Mr. Newport received a BBA in Finance in June of 1977, an MBA degree in August of 1978 and also completed hours for a Petroleum Land Management degree in May of 1979, all from the University of Oklahoma.

William D. Thomas. Mr. Thomas has served as our Chief Financial Officer and Secretary/Treasurer from July 9, 2008 until September 22, 2009 and from March 26, 2010 to the present. In addition, Mr. Thomas has served as a director of our Company since September 22, 2009. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the Chief Financial Officer, Secretary, Treasurer and a Director of Tresoro Mining Corp. (OTCBB: TSOR), the Chief Financial Officer. Secretary, Treasurer and a Director of Sono Resources Inc. (OTCBB: SRCI) and the Chief Financial Officer, Secretary and Treasurer of Morgan Creek Energy, Inc. (OTCBB: MCKE), Nevada corporations that are quoted on the OTC Bulletin Board. Mr. Thomas has held various successive management positions with Kerr McGee Corporation’s China operations based in Beijing, China, ending in 2004 with his final position as Director of Business Services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007 Mr. Thomas took on the role of Chief Financial Officer for two public resource companies; Hana Mining Inc. (TSX-V: HMG) and NWT Uranium Corp (TSX-V: NWT; OTCBB: NWURF). Mr. Thomas resigned from NWT Uranium Corp. and Hana Mining Inc in July, 2008 and March, 2010 respectively.

Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999), of Kerr McGee’s China operations. While in China, Mr. Thomas was responsible for finance, including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC), and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in the East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee. Mr. Thomas previously worked as finance director of Kerr McGee’s UK operations based in London/Aberdeen (1992-1996), and Kerr McGee’s Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career Mr. Thomas has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee’s worldwide operations. He was most notably involved in that company’s initial entry into both China and the UK North Sea start ups of local and expatriate personnel that eventually developed into core areas (over $1 billion in value) for Kerr McGee, including the company’s first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon).

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

Peter G. Wilson. Mr. Wilson has served as our Vice President of Business Development (not an executive officer position) and a member of our Board of Directors since December 3, 2009. For nearly twenty years, Mr. Wilson has been involved in senior level management of public companies through his private investment company. His experience spans a wide range of project finance, development and contract negotiations within the mining, energy and real estate industries. Mr. Wilson’s business experience includes international assignments in the United Kingdom, Canada, the United States, Switzerland and Norway. Mr. Wilson has worked extensively with overseas investor groups and within the E & P market in Louisiana, Texas and Oklahoma. From April 2011 to the present, Mr. Wilson has served as President, Chief Executive Officer and a Director of Sono Resources Inc, a Nevada corporation quoted on the OTC Bulletin Board. From approximately October 2008 until May 2012, Mr. Wilson served as the President/Chief Executive Officer and a Director of Morgan Creek Energy Corp., a Nevada corporation that is quoted on the OTC Bulletin Board. From April 2007 through October 2009, Mr. Wilson was the president and a director of Hana Mining Ltd., a publicly TSX-V listed exploration company seeking to develop a copper-silver resource in Botswana, Africa. Additionally, during 2005 and 2006, he served as the president and chief executive officer of Sun Oil and Gas Corp., and from 1997 to 2005, Mr. Wilson was a director and vice president of Petroreal Oil Corp., a small oil producer engaged in energy asset purchases. From 1993 to 1999, Mr. Wilson was the vice president of Samoth Equity Corporation (now Sterling Center Corp.), a real estate lender, where he began his involvement with capital markets and finance.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 29, 2012.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Conduct has been filed as an Exhibit to our Annual Report on Form 10-K for the year ended February 28, 2010.

Audit Committee

As of the date of this Annual Report, Mr. Wilson and Mr. Thomas have been appointed as members to our Audit Committee. Mr. Wilson is “independent” within the meaning of Rule 10A-3 under the Exchange Act and is also a financial expert. The Audit Committee operates under a written audit committee charter adopted by the Board of Directors on February 4, 2009 and revised on May 19, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview Of Compensation Process

As of the date of this Annual Report, we do not have a separate Compensation Committee; our Board of Directors serves as our Compensation Committee. We intend to appoint a Compensation Committee in the near future, and note that we have established a written charter that will govern the Compensation Committee, which charter was adopted by the Board of Directors pursuant to a written consent resolutions signed by all the members of the Board of Directors on February 4, 2009 and revised on May 19, 2010.

In the absence of a separately designated Compensation Committee, our Board of Directors is responsible for setting the compensation of our executive officers, evaluating the performance of our executive officers and administering our equity-based incentive plans and deferred compensation plan, among other things.

In the absence of a separately designated Compensation Committee, our Board of Directors annually reviews executive compensation and our compensation policies to ensure that the Chief Executive Officer and the other executive officers are rewarded appropriately for their contributions to us and that the overall compensation strategy supports the objectives and values of our organization, as well as stockholder interests. The Board of Directors will conduct this review and compensation determination through a comprehensive process involving a series of meetings typically occurring in the first quarter of each year.

Compensation Philosophy

The fundamental objective of our executive compensation policies is to attract, retain and motivate executive leadership for us that will execute our business strategy, uphold our values and deliver results and long-term value to our stockholders. Accordingly, we seek to develop compensation strategies and programs that will attract, retain and motivate highly qualified and high-performing executives through compensation that is:

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

Our compensation philosophy for an executive officer emphasizes an overall analysis of the executive’s performance for the year, projected role and responsibilities, required impact on execution of our strategy, external pay practices, total cash and total direct compensation positioning, and other factors we deem appropriate. Our philosophy also considers employee retention, vulnerability to recruitment by other companies and the difficulty and costs associated with replacing executive talent. Based on these objectives, compensation programs for similarly situated companies and our philosophies, we have determined that we should provide our executive officers compensation packages composed of the following elements: (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels at comparably sized companies; and (ii) long-term stock-based incentive awards which strengthen the mutuality of interests between executive officers and our stockholders.

Summary Compensation Table

The following table sets forth the compensation paid during our fiscal years ended February 29, 2012, and February 28, 2011 to any individual who served as our principal executive officer or principal financial officer during those years (the “Named Executive Officers”). We have no other executive officers other than our principal executive officer and our principal financial officer.

Summary Compensation Table

							Nonqualified
						Nonequity	Deferred	All Other
				Stock		Incentive Plan	Compensation	Compensa
Name and		Salary	Bonus	Awards	Option Awards	Compensation	Earnings	tion	Total
Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)	($)

Michael Newport,	2012	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$180,000
President/CEO(2)	2011	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$180,000
	2010	$160,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$160,000

William Thomas,	2012	$57,177	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$57,177
Treasurer, Secretary and CFO(3)	2011	$139,706	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$139,706
	2010	$17,372	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$17,372

Nicholas Atencio	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
former CEO(4)	2011	$172,426	$-0-	$-0-	$471,450	$-0-	$-0-	$-0-	$643,876
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Mark Witt,	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
former Secretary, Treasurer and CFO(5)	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$56,667	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$56,667

Notes:

1.	This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black- Scholes option pricing model.

2.

Mr. Newport was appointed as our President/Chief Executive Officer on February 29, 2008. Mr. Newport was succeeded by Mr. Atencio as our Chief Executive Officer on August 23, 2010, but continued to serve as our President. He was reappointed as our Chief Executive Officer upon Mr. Atencio’s resignation effective February 14, 2011.

3.	Mr. Thomas has served as our Chief Financial Officer and Secretary/Treasurer from March 26, 2010 to the present.

4.	Mr. Atencio served as our Chief Executive Officer from August 23, 2010 through the date of his resignation on February 14, 2011.

5.	Mr. Witt served as our Chief Financial Officer and Secretary/Treasurer from September 22, 2009 until March 26, 2010.

Grants of Plan-Based Awards Table

There were no options awards to our Named Executive Officers during our fiscal year ended February 29, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as at February 29, 2012 relating to outstanding equity awards held by the Named Executive Officers as of that date, adjusted to take into account the Company’s 1:10 reverse stock split effective March 23, 2012.

	Option Awards					Stock Awards

Equity
								Equity	Incentive
			Equity					Incentive	Plan
			Incentive					Plan	Awards:
			Plan					Awards:	Market or
	Number of		Awards:					Number	Payout
	Securities		Number of					of	Value of
	Underly-	Number of	Securities			Number	Market	Unearned	Unearned
	ing	Securities	Under-			of Shares	Value of	Shares,	Shares,
	Unexer-	Underlying	lying			or Units	Shares or	Units or	Units or
	cised	Unexercised	Unexer-			of Stock	Units of	other	other
	Options	Options	cised	Option	Option	that have	Stock that	Rights	Rights
	Exer-	Unexer-	Unearned	Exercise	Expi-	not been	have Not	that have	that have
	cisable	cisable	Options	Price	ration	vested	Vested	not Vested	not Vested
Name	(#)	(#)	(#)	($)	Date	($)	($)	(#)	(#)

Michael Newport	180,000	-0-	-0-	$5.80	4/7/2018	-0-	-0-	-0-	-0-
	30,000	-0-	-0-	$15.00	2/4/2019	-0-	-0-	-0-	-0-
	150,000	-0-	-0-	$14.70	4/7/2020	-0-	-0-	-0-	-0-

William Thomas	150,000	-0-	-0-	$15.00	7/9/2018	-0-	-0-	-0-	-0-

Nicholas Atencio	150,000	-0-	-0-	$4.40	8/23/20	-0-	-0-	-0-	-0-

Mark Witt	50,000	-0-	-0-	$12.50	3/23/2012	-0-	-0-	-0-	-0-

Option Exercises and Stock Vested

During our fiscal year ended February 29 2012, there were no exercises of stock options, SARs or similar instruments, or vesting of any stock by any of our Named Executive Officers.

Pension Benefits

We do not provide pension benefits.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not have any nonqualified contribution or other nonqualified deferred compensation plans.

Potential Payments upon Termination or Change-in-Control

We have no other agreement or arrangement with any of our Named Executive Officers that provides for payment upon termination or change-in-control.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during fiscal year ended February 29, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Newport(1)	$180,000	N/A	N/A	N/A	N/A	N/A	$180,000

William D. Thomas(2)	57,177	N/A	N/A	N/A	N/A	N/A	57,177

Peter G. Wilson	22,977	-0-	-0-	-0-	-0-	-0-	$22,977

Gerry Jardine(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Simeon King Horton(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Angelo Viard (5)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Rahim Jivraj(6)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Notes:

1.	Mr. Newport serves as a Named Executive Officer. Information regarding compensation paid to him is included in the Summary Compensation Table above rather than in this table.

2.	Mr. Thomas serves as a Named Executive Officer. Information regarding compensation paid to him is included in the Summary Compensation Table above rather than in this table.

3.	Mr. Jardine became a director on May 18, 2011.

4.	Ms. King Horton resigned as a director on February 27, 2012.

5.	Mr. Viard resigned as a director on August 30, 2012.

6.	Mr. Jivraj resigned as a director on May 18, 2011.

Employment And Consulting Agreements

Michael J. Newport

Effective September 22, 2009, the Board of Directors authorized the execution of a two-year Executive Services Agreement with Michael J. Newport, the President and Chief Executive Officer of Mainland. In accordance with the terms and provisions of the Executive Services Agreement, the Company agreed to continue to pay Mr. Newport a monthly salary of $15,000, and the Company granted an aggregate of 150,000 stock options to Mr. Newport under its 2008 Stock Option Plan, as amended, subject to vesting as follows: (a) 50,000 stock options were to vest when the Company completes a listing and commences trading of its shares of common stock with the NYSE Amex Equities Exchange, formerly known as the American Stock Exchange (“NYSE Amex Equities”); (b) 50,000 stock options were to vest at the one year anniversary date of such listing, and (c) 50,000 stock options were to vest at the second year anniversary date of such listing. The exercise price at each vesting date was to be the lesser of (a) the thirty-day weighted average price of the Company’s shares of common stock prior to each of the respective vesting dates and (b) the issue price of the shares of common stock in the equity financings above.

On April 8, 2010, the 150,000 stock options granted to Mr. Newport were cancelled and replaced by a grant of 150,000 fully vested stock options with an exercise price of $14.70 per share, exercisable for a term of 10 years. The total fair value of these options at the date of grant was estimated at $581,900 and determined using the Black-Scholes option pricing model with the following assumptions: an expected life of 5 years, a risk free interest rate of 2.64%, a dividend yield of 0% and expected volatility of 109.9% and was recorded as stock based compensation expense in fiscal 2011.

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

William Thomas

We do not have a written contractual arrangement with our Treasurer/Chief Financial Officer, William Thomas; however, we pay him a month to month salary of approximately $5,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 8, 2012 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 33,096,949 shares of common stock outstanding as of June 8, 2012.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following June 8, 2012, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address Of Beneficial	Amount And Nature Of Beneficial	Percentage Of Beneficial
Owner	Ownership(1)	Ownership(1)

Michael J. Newport
21 Waterway Avenue, Suite 300
The Woodlands, Texas 77380	423,999 (2)	1.3%

William D. Thomas
21 Waterway Avenue, Suite 300
The Woodlands, Texas 77380	159,000 (3)	*

Peter G. Wilson
21 Waterway Avenue, Suite 300
The Woodlands, Texas 77380	130,000 (4)	*

Gerry Jardine
21 Waterway Avenue, Suite 300
The Woodlands, Texas 77380	Nil	Nil

All executive officers and directors as a group (4 persons)	712,999 (5)	2.1%

Westrock Land Corporation
14001 North Dallas Parkway, Suite
1200, Dallas, Texas 75240	25,000,000	75.5%

Notes:

*	Less than one percent.

1.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of June 8, 2012, that being 33,096,949 shares.

2.

This figure includes: (i) 63,999 shares of common stock; (ii) 180,000 Stock Options to purchase 180,000 shares of our common stock at an exercise price of $5.80 per share expiring on April 7, 2018; (iii) 30,000 Stock Options to purchase 30,000 shares of our common stock at an exercise price of $15.00 per share expiring on February 4, 2019; and (iv) 150,000 Stock Options to purchase 150,000 shares of our common stock at an exercise price of $14.70 per share expiring on April 7, 2020.

3.	This figure includes 9,000 shares of common stock and 150,000 Stock Options to purchase 150,000 shares of our common stock at an exercise price of $15.00 per share expiring on July 9, 2018.

4.	This figure includes 30,000 shares of common stock and 100,000 Stock Options to purchase 100,000 shares of our common stock at an exercise price of $15.50 per share expiring on April 8, 2020.

5.	This figure includes: (i) 102,999 shares of common stock and (ii) 610,000 Stock Options to purchase 610,000 shares of our common stock.

Changes In Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described below, we have not had any transactions since the beginning of our fiscal year ended February 29, 2012, nor do we have any currently proposed transactions, in which we were or are to be a participant and the amount exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for our last two fiscal years, and in which any of our directors, officers or principal stockholders, or any associate or affiliate of the foregoing, had or will have any material interest, direct or indirect.

The Company paid a total of $410,454 in management and rent fees-related party to officers and directors of the Company for the fiscal year ended February 29, 2012 (2011 - $632,600).

During fiscal 2011, a shareholder advanced $650,000 to the Company pursuant to a Demand secured Promissory Note which bears interest at 10% per annum. During the fiscal year ended February 29, 2012, the shareholder advanced a further $495,000 on the same terms as the original advances. In connection with the sale of the East Holly properties by the Company, the purchaser assumed and paid $530,000 of these amounts resulting in a total of $615,000 owing to this shareholder. In addition, as at February 29, 2012, accrued interest was $92,953 which has been included in accounts payable and accrued liabilities. The Demand Secured Promissory Note had a due date of June 30, 2011. The due date was subsequently extended to July 31, 2011 and is currently due on demand. The Company entered into a general security agreement with the Secured Party in connection with this Demand Secured Promissory Note, and pursuant to the terms of the general security agreement, the Company filed UCC-1 financing statements in Louisiana, Mississippi and Texas and a Personal Property Security Act filing in British Columbia.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

De Joya Griffith & Company, LLC serve as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 29, 2012 and February 28, 2011. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended	Year Ended
	February 29, 2012	February 28, 2011
Audit Fees	$52,637	$50,394
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$52,637	$50,394

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor, De Joya Griffith & Company, LLC. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by De Joya Griffith & Company, LLC. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by De Joya Griffith & Company, LLC which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has approved all of the audit and permitted non-audit services performed by De Joya Griffith & Company, LLC in the year ended February 29, 2012.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Document

2.1	Merger Agreement and Plan of Merger between Mainland Resources, Inc. and American Exploration Corporation dated March 22, 2010 (1)

2.2	Letter Agreement dated July 28, 2010 amending Merger Agreement (15)

2.3	Amending Agreement dated September 7, 2010, further amending Merger Agreement (15)

2.4	Amending Agreement dated December 23, 2010, further amending Merger Agreement(16)

2.5	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated March 14, 2011, amending the Merger Agreement (17)

2.6	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated May 17, 2011, amending the Merger Agreement (18)

2.7	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated August 18, 2011, amending the Merger Agreement (20)

2.8	Amending Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 31, 2011, amending the Merger Agreement (22)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment, filed with Nevada Secretary of State March 11, 2008 (13)

3.3	Certificate of Amendment, filed with Nevada Secretary of State July 7, 2009 (3)

3.4	Certificate of Change filed with Nevada Secretary of State May 26, 2010 (4)

3.5	Certificate of Change, filed with the Nevada Secretary of State on February 23, 2012(25)

3.6	Bylaws (2)

10.1	Property Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)

10.2	Trust Agreement between Mainland Resources Inc. and Vijesh Harakh dated July 1, 2006 (2)

10.3	Option Agreement between Kingsley Resources Inc. And Mainland Resources Inc. dated February 27, 2008 (5)

10.4	Letter Agreement dated July 14, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (6)

Exhibit No.	Document

10.5	Assignment, Conveyance and Bill of Sale between Mainland Resources Inc. and Petrohawk Energy Corporation dated August 4, 2008 (7)

10.6	Agreement dated August 4, 2008 between Mainland Resources Inc. and Petrohawk Energy Corporation (3)

10.7	Option Agreement between Mainland Resources Inc. and Westrock Land Corp. dated September 4, 2008 (3)

10.8	Agreement between Mainland Resources Inc. and VCS Group Inc. dated February 11, 2009 (3)

10.9	Senior Secured Bridge Loan by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the Lenders Signatory thereto, dated August 10, 2009 (8)

10.10	Executive Service Agreement between Mainland Resource, Inc. and Michael J. Newport, dated September 22, 2009 (9)

10.11	Executive Service Agreement between Mainland Resource, Inc. and Mark N. Witt, dated September 22, 2009 (10)

10.12

Senior Secured Advancing Line of Credit Agreement dated October 16, 2009 by and among Mainland Resources Inc., Guggenheim Corporate Funding LLC, and the financial institutions from time to time party thereto (11)

10.13	Promissory Note dated October 16, 2009 between Mainland Resources Inc. and Guggenheim Corporate Funding LLC (11)

10.14	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production between Mainland Resources Inc. and Guggenheim Corporate Funding LLC dated October 13, 2009 (11)

10.15	Purchase Agreement by and between Mainland Resources, Inc. and EXCO Operating Company, LP, dated March 12, 2010 (12)

10.16	Option Agreement between Mainland Resources, Inc. and Westrock Land Corp., dated June 22, 2009, as amended September 28, 2009 (13)

10.17	Letter Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)

10.18	Operating Agreement between Mainland Resources, Inc. and American Exploration Corp., dated October 1, 2009 (13)

10.19	Executive Services Agreement with Nicholas Atencio dated August 23, 2010, dated August 23, 2010 (14)

10.20	Promissory Note between Mainland Resources, Inc. (as Lender) and American Exploration Corporation (as Borrower), dated September 27, 2010 (15)

10.21	Amendment to Promissory Note, dated December 23, 2010(16)

10.22	Amendment No. 2 to Promissory Note (19)

10.23	Amendment No. 3 to Promissory Note (19)

10.24	Amendment No. 4 to Promissory Note (21)

10.25	Amendment and Restatement of Lease Acquisition Agreement between the Company and Sklar Exploration Company, LLC (23)

10.26	Termination and Release Agreement dated December 21, 2011 between American Exploration Corporation and Mainland Resources Inc. (24)

Exhibit No.	Document

10.27	Purchase and Sale Agreement dated March 28, 2012 between Mainland Resources Inc. and Westrock Land Corporation. (26)

14.1	Coder of Conduct (27)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer*

Notes:

*	Filed herewith.

1.	Incorporated by reference from Form 8-K filed with the SEC on March 23, 2010.
2.	Incorporated by reference from Form SB-2 filed with the SEC on April 11, 2007.
3.	Incorporated by reference from Form 10-K/A filed with the SEC on March 16, 2010.
4.	Incorporated by reference from Form 8-K filed with the SEC on May 26, 2010.
5.	Incorporated by reference from Form 8-K filed with the SEC on March 4, 2008.
6.	Incorporated by reference from Form 8-K filed with the SEC on July 18, 2008.
7.	Incorporated by reference from Form 8-K filed with the SEC on August 8, 2008.
8.	Incorporated by reference from Form 8-K filed with the SEC on August 12, 2009.
9.	Incorporated by reference from Form 8-K filed with the SEC on October 2, 2009.
10.	Incorporated by reference from Form 8-K filed with the SEC on October 5, 2009.
11.	Incorporated by reference from Form 8-K filed with the SEC on October 23, 2009.
12.	Incorporated by reference from Form 8-K filed with the SEC on March 19, 2010.
13.	Incorporated by reference from Form 10-K filed with the SEC on June 1, 2010.
14.	Incorporated by reference from Form 8-K filed with the SEC on August 26, 2010.
15.	Incorporated by reference from Form 10-Q filed with the SEC on October 12, 2010.
16.	Incorporated by reference from Form 10-Q filed with the SEC on January 10, 2011.
17.	Incorporated by reference from Form S-4/A filed with the SEC on March 18, 2011.
18.	Incorporated by reference from Form 8-K filed with the SEC on May 20, 2011.
19.	Incorporated by reference from Form 10-K filed with the SEC on June 1, 2011.
20.	Incorporated by reference from Form 8-K filed with the SEC on August 24, 2011.
21.	Incorporated by reference from Form S-4/A filed with the SEC on September 28, 2011.
22.	Incorporated by reference from Form 8-K filed with the SEC on November 4, 2011.
23.	Incorporated by reference from Form 8-K filed with the SEC on November 30, 2011.
24.	Incorporated by reference from Form 8-K filed with the SEC on December 23, 2011.
25.	Incorporated by reference from Form 8-K filed with the SEC on March 23, 2012.
26.	Incorporated by reference from Form 8-K filed with the SEC on April 12, 2012.
27.	Incorporated by reference from Form 10-Kfiled with the SEC on June 1, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINLAND RESOURCES INC.

By:	/s/ Michael J. Newport
Michael J. Newport
President, CEO and Director
(principal executive officer)
Date: June 12, 2012

By:	/s/ William Thomas
William Thomas
CFO, Treasurer and Director
(principal financial officer and principal accounting officer)
Date: June 12, 2012

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael J. Newport
Michael J. Newport
President, CEO and Director
(principal executive officer)
Date: June 12, 2012

By:	/s/ William Thomas
William Thomas
CFO, Treasurer and Director
(principal financial officer and principal accounting officer)
Date: June 12, 2012

By:	/s/ Peter Wilson
Peter Wilson
Vice President Corporate Development and a Director
Date: June 12, 2012

By:	/s/ Gerry Jardine
Gerry Jardine
Director
Date: June 12, 2012