Form 10-K/A
period 2012-02-29
MAINLAND RESOURCES INC.
filed 2012-06-19
CIK 1395205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A
(Amendment No. 1)

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

MAINLAND RESOURCES INC.
Form 10–K

EXPLANATORY NOTE

This amendment to our annual report on Form 10-K for our fiscal year ended February 29, 2012 is being filed in order to include the Report of our Independent Registered Public Accounting Firm, which Report was inadvertently omitted from our annual report on Form 10-K as originally filed with the SEC on June 13, 2012.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K for our year ended February 29, 2012, or modify or update the disclosure therein in any way other than to include the Report of our Independent Registered Public Accounting Firm.

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

De Joya Griffith & Company, LLC
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mainland Resources Inc.

We have audited the accompanying balance sheets of Mainland Resources Inc. (An Exploration Stage Company) (the “Company”) as of February 29, 2012 and February 28, 2011 and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended and the period from inception (May 12, 2006) through February 29, 2012. Mainland Resources Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mainland Resources Inc. as of February 29, 2012 and February 28, 2011 and the results of its operations and its cash flows the years then ended and for the period from inception (May 12, 2006) through February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

June 8, 2012

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
Date: June 19, 2012

By:	/s/ William Thomas
William Thomas
CFO, Treasurer and Director
(principal financial officer and principal accounting officer)
Date: June 19, 2012

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael J. Newport
Michael J. Newport
President, CEO and Director
(principal executive officer)
Date: June 19, 2012

By:	/s/ William Thomas
William Thomas
CFO, Treasurer and Director
(principal financial officer and principal accounting officer)
Date: June 19, 2012

By:	/s/ Peter Wilson
Peter Wilson
Vice President Corporate Development and a Director
Date: June 19, 2012

By:	/s/ Gerry Jardine
Gerry Jardine
Director
Date: June 19, 2012